Form 10-Q
period 1998-09-30
ICON INCOME FUND EIGHT /DE
filed 1998-11-16
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                        September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                          333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-4006824
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [ x] Yes     [  ] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                          ICON Income Fund Eight A L.P.
                        (a Delaware Limited Partnership)

                                  Balance Sheet

                               September 30, 1998

                                   (Unaudited)


          Assets

Cash                                                            $     2,000
                                                                -----------

Total assets                                                    $     2,000
                                                                ===========

          Partners' Equity

Commitments and Contingencies

Partners' equity
   General Partner                                              $     1,000
   Limited partner                                                    1,000
                                                                -----------

Total partners' equity                                          $     2,000
                                                                ===========



















See accompanying notes to unaudited financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                    Statement of Changes in Partners' Equity

              For the Period from July 9, 1997 (date of inception)
                              to September 30, 1998

                                   (Unaudited)



                                                      Limited   General
                                                      Partner   Partner   Total

Initial partners' capital contribution - May 6, 1998   $1,000   $1,000   $2,000
                                                       ------   ------   ------

Balance at September 30, 1998 ......................   $1,000   $1,000   $2,000
                                                       ======   ======   ======






























See accompanying notes to unaudited financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                             Statement of Cash Flows

              For the Period from July 9, 1997 (date of inception)
                              to September 30, 1998

                                   (Unaudited)



Cash flows from financing activities:

    Initial limited and General Partner capital contribuitons   $2,000
                                                                ------

    Net cash provided by financing activities ...............    2,000
                                                                ------

Net increase in cash ........................................    2,000

Cash at beginning of period .................................     --

Cash at end of period .......................................   $2,000
                                                                ======
























See accompanying notes to unaudited financial statements.

                          ICON Income Fund Eight A L.P.
                        (a Delaware Limited Partnership)

                     Notes to Unaudited Financial Statements

                               September 30, 1998


1.     The Partnership

       ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware Limited Partnership. The initial capitalization of the Partnership was $2,000. The Partnership will continue until December 31, 2017, unless terminated sooner. The Partnership conducted no business operations from its inception through September 30, 1998. The Partnership began offering limited partnership units on a "best efforts" basis to the general public on October 5, 1998 and as of October 13, 1998 subscriptions had been received, and held in escrow, for 12,000 units at $100 per unit, or $1,200,000. The Partnership broke escrow and commenced business operations on October 13, 1998. As of October 31, 1998 the Partnership raised $3,438,115 in equity. On October 30,1998 the Partnership leased equipment with an initial cost of $931,031 to 1 lessee. With the funds raised, the Partnership intends to acquire various types of equipment and to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will acquire the assets and manage the business of the Partnership.

2.     Capital Contribution

       The General Partner has made an initial capital contribution of $1,000, and the original limited partner has made an initial capital contribution of $1,000 to the Partnership.

3.     Commitment and Contingencies

       The Partnership has not applied for an advance ruling from the Internal Revenue Service; however, in the opinion of counsel the Partnership will be classified as a Partnership and not as an association taxable for U.S. Federal income tax purposes. In the absence of a ruling, there cannot be assurance that the Partnership will not constitute an association taxable as a corporation.

                          ICON Income Fund Eight A L.P.
                         (a Delaware Limited Partnership


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

                          ICON Income Fund Eight A L.P.
                        (a Delaware Limited Partnership)



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ICON Income Fund Eight A L.P.
                                     File No. 333-54011(Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.





   November 16, 1998                 /s/Gary N. Silverhardt
----------------------               -------------------------------------------
         Date                        Gary N. Silverhardt
                                     Senior Vice President and CFO
                                     (Principal financial and account officer of
                                      the General Partner of the Registrant)