Form 10-K
period 1998-12-31
ICON INCOME FUND EIGHT /DE
filed 1999-03-31
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1998
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number                         333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            13-4006824
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code           (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

        Title of each class                        Name of each exchange
                                                    on which registered

------------------------------------     ---------------------------------------

------------------------------------     ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
   Units of Limited Partnership Interests

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----
PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      4

4.   Submission of Matters to a Vote of Security Holders                    4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                5

6.   Selected Financial and Operating Data                                  5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  6-7

8.   Consolidated Financial Statements and Supplementary Data            8-19

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   20

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    20-21

11.  Executive Compensation                                                22

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        22

13.  Certain Relationships and Related Transactions                        22

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       23

SIGNATURES                                                                 24

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998


PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1998, 124,786.33 additional units were admitted representing $12,478,633 of capital contributions.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within twelve to thirty-six months after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership will compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Lease and Financing Transactions

     For the period ended December 31, 1998 the Partnership purchased and leased or financed $47,233,168 of equipment with a weighted average initial transaction term of 61 months. The equipment purchased and leased or financed includes $27,421,810 of equipment leased to Portland General Electric by a joint venture in which the Partnership has a 98.5% interest. Simultaneously with the acquisition of the Portland General Electric lease (see Note 3), rent in excess of the senior debt payments was acquired by an affiliate of the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six") for $3,801,108. Included in the summary of equipment cost by category below is 100% of the remaining equipment cost owned by the joint venture. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting as a liability the related minority interest. At December 31, 1998 the weighted averaged initial transaction term of the portfolio was 60 months. A summary of the portfolio equipment cost by category held at December 31, 1998 is as follows:

                                                       December 31, 1998
                                                     ---------------------
        Category                                         Cost      Percent
        --------                                         ----      -------
      Material handling ........................     $23,620,702     54.4%
      Computer systems .........................      17,358,458     40.0
      Furniture and fixtures ...................       2,452,900      5.6
                                                     -----------    -----

                                                     $43,432,060    100.0%
                                                     ===========    =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1998. The lease is with Portland General Electric (material handling), and the cost of the equipment represented 54.4% of the total portfolio equipment cost at December 31, 1998.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
         Title of Class                        as of December 31, 1998
         --------------                  ---------------------------------

        Limited Partners                                 651
        General Partner                                    1

Item 6.  Selected Consolidated Financial and Operating Data

                                                         Period Ended
                                                     December 31, 1998 (1)
                                                     ---------------------
Total revenue ...........................................   $46,998
                                                            =======

Net income ..............................................   $27,205
                                                            =======

Net income allocable to limited partners ................   $26,933
                                                            =======

Net income allocable to the General Partner .............   $   272
                                                            =======

Weighted average limited partnership units outstanding ..    95,236
                                                            =======

Net income per weighted average limited partnership unit    $   .28
                                                            =======

Distributions to limited partners .......................   $64,728
                                                            =======

Distributions to the General Partner ....................   $   654
                                                            =======

                                                     December 31, 1998
                                                     -----------------

Total assets ........................................  $47,129,579
                                                       ===========

Partners' equity ....................................  $11,794,840
                                                       ===========

   (1) Since the Partnership commenced operations on October 14, 1998, the initial closing date, revenue and income for 1998 does not reflect a full year's operations.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1998, 124,786.33 additional units were admitted representing $12,478,633 of capital contributions bringing the total admission to 136,786.33 units totaling $13,678,633 in capital contributions.

Results of Operations for the Period Ended December 31, 1998

     As the Partnership commenced operations on October 14, 1998, results for 1998 do not reflect a full year's activity.

     For the period ended December 31, 1998, the Partnership purchased and leased or financed equipment with an initial cost of $47,233,168 to three lessees or equipment users. Simultaneously with the acquisition of the Portland General Electric lease (see Note 3), rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108.

     Net income for the period ended December 31, 1998 was $27,205. The net income per weighted average limited partnership unit was $.28. Revenues for the period ended December 31, 1998 were $46,998.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1998 were capital contributions, net of offering expenses, of $11,832,017, net cash generated from operations of $1,610,077 and proceeds from sale of receivables of $3,801,108. These funds, along with borrowings assumed on equipment purchases of $33,753,429 (consisting of $28,753,429 in non-recourse notes and $5,000,000 in note payable-line of credit) were used to purchase or finance leases costing $47,233,168 and to fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, additional borrowings and cash from operations.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At December 31, 1998 the Partnership and L.P. Seven had $5,000,000 and $0, respectively, outstanding under the Facility.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and L.P. Seven formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and L.P. Seven received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. Series C, L.P. Six and L.P. Seven's investment in ICON BF has been reflected as "minority interests in joint venture." Simultaneously with the acquisition of the Portland General Electric

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108. No gain or loss was recognized on this transaction.

     Cash distributions to the limited partners, which were paid monthly, aggregated $64,728. The monthly distribution rate in 1998 was 10.75% (on an annualized basis) of which 4.43% was investment income and 6.32% was a return of capital, calculated as a percentage of each limited partner's initial capital contribution. Distributions were calculated based on the number of days each investment unit was in the Partnership.

     As of December 31, 1998, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

    The General Partner is responsible for costs relating to the assessment and development of its Year 2000 compliance remediation plan, as well as the testing of the hardware and software owned or licensed for its personal computers. The General Partner's costs incurred to date and expected future costs are not material.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 8.  Consolidated Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                     Page Number
                                                                     -----------
Independent Auditors' Report                                              10

Consolidated Balance Sheet as of December 31, 1998                        11

Consolidated Statement of Operations for the Period July 9, 1997
  (date of inception) to December 31, 1998                                12

Consolidated Statement of Changes in Partners' Equity for the
  Period July 9, 1997 (date of inception) to December 31, 1998            13

Consolidated Statement of Cash Flows for the Period July 9, 1997
  (date of inception) to December 31, 1998                           14 - 15

Notes to Consolidated Financial Statements                           16 - 19

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Income Fund Eight A L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight A L.P. (a Delaware limited partnership) as of December 31, 1998, and the related consolidated statement of operations, changes in partners' equity, and cash flows for the period July 9, 1997 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. as of December 31, 1998, and the results of its operations and its cash flows for the period July 9, 1997 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.



                                          /s/ KPMG LLP
                                          --------------------------------------
                                          KPMG LLP



March 12, 1999
New York, New York

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                December 31, 1998

Assets

Cash .........................................................     $  2,283,067
                                                                   ------------

Investment in finance leases
   Minimum rents receivable ..................................       42,719,705
   Estimated unguaranteed residual values ....................       14,931,068
   Initial direct costs ......................................        1,413,835
   Unearned income ...........................................      (14,262,754)
                                                                   ------------
                                                                     44,801,854


Other assets .................................................           44,658

Total assets .................................................     $ 47,129,579
                                                                   ============


Liabilities and Partners' Equity

Notes payable - non-recourse .................................     $ 28,758,019
Note payable - line of credit ................................        5,000,000
Accounts payable - General Partner and affiliate, net ........        1,232,922
Accounts payable - other .....................................          172,918
Minority interests in consolidated joint venture .............          170,880
                                                                   ------------
                                                                     35,334,739

Commitments and Contingencies

Partners' equity
   General Partner ...........................................              618
   Limited partners (136,786.33 units
     outstanding, $100 per unit original issue price) ........       11,794,222
                                                                   ------------

     Total partners' equity ..................................       11,794,840

Total liabilities and partners' equity .......................     $ 47,129,579
                                                                   ============






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

      For the Period July 9, 1997 (date of inception) to December 31, 1998


Revenues

   Finance income .............................................          $23,869
   Interest income and other ..................................           23,129
                                                                         -------

   Total revenues .............................................           46,998

Expenses

   General and administrative .................................           10,673
   Interest ...................................................            4,590
   Amortization of initial direct costs .......................            3,179
   Administrative expense
     reimbursements - General Partner .........................              956
   Management fees - General Partner ..........................              395

   Total expenses .............................................           19,793
                                                                         -------
Net income ....................................................          $27,205
                                                                         =======

Net income allocable to:
   Limited partners ...........................................          $26,933
   General Partner ............................................              272
                                                                         -------

                                                                         $27,205
                                                                         =======
Weighted average number of limited
   partnership units outstanding ..............................           95,236
                                                                         =======
Net income per weighted average
   limited partnership unit ...................................          $   .28
                                                                         =======












See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

    For the Period from July 9, 1997 (date of inception) to December 31, 1998

                                 Limited Partner Distributions
                                 -----------------------------
                                     Return of   Investment        Limited     General
                                      Capital      Income          Partners    Partner     Total
                                     ---------   ----------        --------    -------     -----
                                  (Per weighted average unit)

Initial partners'
  capital contribution
  May 6, 1998                                                   $      1,000  $ 1,000  $      2,000

Refund of initial
   limited partners'
   capital contribution                                               (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (136,786.33 units)                                       13,678,633             13,678,633

Sales and offering expenses                                       (1,846,616)            (1,846,616)

Cash distributions to partners        $.40          $.28             (64,728)    (654)      (65,382)

Net income                                                            26,933      272        27,205
                                                                ------------  -------  ------------

Balance at
   December 31, 1998                                            $ 11,794,222  $   618  $ 11,794,840
                                                                ============  =======  ============














See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

      For the Period July 9, 1997 (date of inception) to December 31, 1998


Cash flows from operating activities:
   Net income ..................................................   $     27,205
                                                                   ------------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees ...................................         (6,266)
     Interest expense on non-recourse financing paid
       directly by lessees .....................................          4,590
     Amortization of initial direct costs ......................          3,179
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables ......         47,915
       Other assets ............................................        (44,658)
       Minority interests in consolidated joint venture ........        170,880
       Accounts payable to General Partner and affiliates, net .      1,232,922
       Accounts payable - other ................................        172,918
       Other, net ..............................................          1,392
                                                                   ------------

         Total adjustments .....................................      1,582,872
                                                                   ------------
       Net cash provided by operating activities ...............      1,610,077
                                                                   ------------

Cash flows from investing activities:
   Equipment and receivables purchased .........................    (18,479,739)
   Initial direct costs ........................................     (1,417,014)
                                                                   ------------
       Net cash used in investing activities ...................    (19,896,753)
                                                                   ------------

Cash flows from financing activities:
   Initial partners' capital contribution ......................          2,000
   Issuance of limited partnership units,
     net of offering expenses ..................................     11,832,017
   Proceeds from note payable - line of credit .................      5,000,000
   Proceeds from sale of receivables ...........................      3,801,108
   Cash distributions to partners ..............................        (65,382)
                                                                   ------------

       Net cash provided by financing activities ...............     20,569,743
                                                                   ------------

Net increase in cash ...........................................      2,283,067

Cash at beginning of the period ................................           --
                                                                   ------------

Cash at end of year ............................................   $  2,283,067
                                                                   ============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
      For the period ended December 31, 1998, non-cash activities included the following:

Fair value of equipment and receivables purchased for debt ....    $(28,753,429)
Non-recourse notes payable assumed in purchase price ..........      28,753,429
                                                                   ------------
                                                                   $     -
                                                                   ============




































See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.    Organization

      ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. As of December 31, 1998, 124,786.33 additional units had been admitted into the Partnership with aggregate gross proceeds of $12,478,633 bringing the total admission to 136,786.33 units totaling $13,678,633 in capital contributions.

      The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

      ICON Securities Corp., an affiliate of the General Partner, has and will receive an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation to be paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities will be limited to 13.5% of gross proceeds up to $25,000,000, 13.0% of gross proceeds from $25,000,000 to $50,000,000 and 12.5% of gross offering proceeds from $50,000,000 to $75,000,000. Such offering expenses aggregated $1,846,616 (including $752,325 paid to the General Partner or its affiliates (See Note 6) and were charged directly to limited partners' equity.

      Profits, losses, cash distributions and disposition proceeds will be allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.    Significant Accounting Policies

      Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

      Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary, ICON Boardman Funding L.L.C. ("ICON BF"). All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Leases - The Partnership accounts for owned equipment leased to third parties as finance leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

      Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 1998 with respect to the Company's assets and certain liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

     Impairment of Estimated Residual Values - The Partnership follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

3.   Investment in Joint Venture

     The Partnership and affiliates formed the joint venture discussed below for the purpose of acquiring and managing various assets.

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and L.P. Seven received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. Series C, L.P. Six and L.P. Seven's investments in ICON BF have been reflected as "minority interests in joint venture." Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108. No gain or loss was recognized on this transaction.

4.    Receivables Due in Installments

      Non-cancelable minimum annual amounts due on finance leases are as follows:

                           Year
                           ----
                           1999            $   11,712,022
                           2000                 8,192,984
                           2001                 7,875,315
                           2002                 3,294,285
                           2003                 3,876,618
                           Thereafter           7,768,481
                                           --------------
                                           $   42,719,705
                                           ==============
5.   Notes Payable

     Notes payable consists of notes payable non-recourse, which are being paid directly to the lenders by the lessees, and note payable-line of credit. The notes bear interest at rates ranging from 7.49% to 10.0%.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At December 31, 1998 the Partnership and L.P. Seven had $5,000,000 and $0, respectively, outstanding under the Facility.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The above notes mature as follows:

                         Notes Payable      Note Payable
             Year        Non-Recourse         Recourse            Total
             ----        ------------       ------------          -----
             1999        $10,396,652        $ 5,000,000        $15,396,652
             2000          6,272,573               --            6,272,573
             2001          5,286,151               --            5,286,151
             2002          1,861,518               --            1,861,518
             2003          1,880,500               --            1,880,500
       Thereafter          3,060,625               --            3,060,625
                         -----------        -----------        -----------
                         $28,758,019        $ 5,000,000        $33,758,019
                         ===========        ===========        ===========

6.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 1998 were as follows:

Organization and offering expenses ....     $  478,752     Charged to equity
Underwriting commissions ..............        273,573     Charged to equity
Acquisition fees ......................      1,417,014     Capitalized
Administrative expense
  reimbursements ......................            956     Charged to operations
Management fees .......................            395     Charged to operations
                                            ----------
                                            $2,170,690
                                            ==========
     In December 1998 the Partnership and three affiliates, formed ICON Boardman Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. (See Note 3 for additional information relating to the joint venture.)

7.    Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the period ended December 31, 1998:

Net income per financial statements ......................          $    27,205

Differences due to:
  Direct finance leases ..................................               15,665
  Depreciation ...........................................           (1,995,119)
  Provision for losses ...................................                 --
  Loss on sale of equipment ..............................                 --
  Other ..................................................                 --
                                                                    -----------

Partnership income for
 federal income tax purposes .............................          $(1,952,249)
                                                                    ===========

      As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $11,794,840 compared to the partners' capital accounts for federal income tax purposes of $11,663,001 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner will perform certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke              Chairman, Chief Executive Officer and Director

Paul B. Weiss                     President and Director

Thomas W. Martin                  Executive Vice President and Director

Kevin F. Redmond                  Chief Financial Officer

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 10.  Continued

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 1998.

      Entity              Capacity          Type of Compensation        1998
      ------              --------          --------------------        ----
ICON Capital Corp.     General Partner   Organization and offering
                                           expenses                 $  478,752
ICON Securities Corp.  Dealer-Manager    Underwriting commissions      273,573
ICON Capital Corp.     Manager           Acquisition fees            1,417,014
ICON Capital Corp.     General Partner   Administrative expense
                                           reimbursements                  956
ICON Capital Corp.     General Partner   Management fees                   395
                                                                    ----------
                                                                    $2,170,690
                                                                    ==========
Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                                                            Percent
   of Class               Amount Beneficially Owned                  of Class
   --------       -------------------------------------------        --------
General Partner   Represents initially a 1% and potentially a           100%
   Interest       10% interest in the Partnership's income,
                  gain and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     None other than those disclosed in Item 11 herein.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

     3. Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration Statement No. 333-54011 filed with the Securities and Exchange Commission on September 18, 1998).

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 4.3 to Form S-1 Registration Statement No. 333-54011 filed with the Securities and Exchange Commission on May 29, 1998.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ICON Income Fund Eight A L.P.
                                 File No. 333-54011 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 31,1999              /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1999            /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Date:  March 31, 1999            /s/ Paul B. Weiss
                                 -----------------------------------------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 31, 1999            /s/ Kevin F. Redmond
                                 -----------------------------------------------
                                 Kevin F. Redmond
                                 Chief Financial Officer
                                 (Principal Financial and Account Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.