Form 10-Q
period 1999-03-31
ICON INCOME FUND EIGHT /DE
filed 1999-05-14
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               -------------------   ---------------------------

Commission File Number                         333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                13-4006824
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)


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

                                                         [ x ] Yes     [   ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                           March 31,      December 31,
                                                             1999             1998

          Assets

Cash .................................................   $  1,444,422    $  2,283,067
                                                         ------------    ------------

Investment in finance leases
   Minimum rents receivable ..........................     69,552,652      42,719,705
   Estimated unguaranteed residual values ............     39,738,145      14,931,068
   Initial direct costs ..............................      2,523,798       1,413,816
   Unearned income ...................................    (30,370,655)    (14,262,735)
                                                         ------------    ------------

                                                           81,443,940      44,801,854
                                                         ------------    ------------
Other assets .........................................         60,882          44,658
                                                         ------------    ------------

Total assets .........................................   $ 82,949,244    $ 47,129,579
                                                         ============    ============

          Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 48,937,945    $ 28,758,019
Note payable - recourse ..............................           --         5,000,000
Accounts payable-equipment ...........................      8,119,903            --
Accounts payable - General Partner and affiliates, net      2,981,856       1,232,922
Security deposits, deferred credits and other payables         83,296         172,918
Minority interest in consolidated joint venture ......        108,510         170,880
                                                         ------------    ------------

                                                           60,231,510      35,334,739
                                                         ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................         (3,507)            618
   Limited partners (267,628.09 and 136,786.33
     units outstanding, $100 per unit original
     issue price in 1999 and 1998, respectively) .....     22,721,241      11,794,222
                                                         ------------    ------------

     Total partners' equity ..........................     22,717,734      11,794,840
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $ 82,949,244    $ 47,129,579
                                                         ============    ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                    For the Three Months Ended March 31, 1999

                                   (unaudited)

Revenues

   Finance income ........................................   $900,192
   Interest income and other .............................     28,501
                                                             --------

   Total revenues ........................................    928,693
                                                             --------
Expenses

   Interest ..............................................    493,787
   Management fees - General Partner .....................    264,378
   Administrative expense
     reimbursements - General Partner ....................     93,031
   Amortization of initial direct costs ..................     54,724
   General and administrative ............................     11,082
   Minority interest expense in consolidated joint venture      5,824
                                                             --------

   Total expenses ........................................    922,826
                                                             --------
Net income ...............................................   $  5,867
                                                             ========

Net income allocable to:
   Limited partners ......................................   $  5,808
   General Partner .......................................         59
                                                             --------

                                                             $  5,867
                                                             ========
Weighted average number of limited
   partnership units outstanding .........................    202,420
                                                             ========
Net income per weighted average
   limited partnership unit ..............................   $    .03
                                                             ========






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
             for the Period from July 9, 1997 (date of inception) to
                                December 31, 1998

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited   General
                                       Capital       Income          Partners   Partner    Total
                                    (Per weighted average unit)

Initial Partners'
   capital contribution
   May 6, 1998                                                     $     1,000  $1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)   -          (1,000)

Proceeds from issuance
   of limited partnership
   units (136,786.33 units)                                         13,678,633    -      13,678,633

Sales and
   offering expenses                                                (1,846,616)   -      (1,846,616)

Cash distributions
   to partners                        $   .40       $   .28            (64,728)   (654)     (65,382)

Net income                                                              26,933     272       27,205
                                                                   -----------  ------  -----------

Balance at
   December 31, 1998                                                11,794,222     618   11,794,840

Proceeds from issuance
   of limited partnership
   units (130,841.76 units)                                         13,084,176    -      13,084,176

Sales and
   offering expenses                                                (1,748,736)   -      (1,748,736)

Cash distributions
   to partners                        $  2.02       $   .03           (414,229) (4,184)    (418,413)

Net income                                                               5,808      59        5,867
                                                                   -----------  ------  -----------

Balance at
   March 31, 1999                                                  $22,721,241 $(3,507) $22,717,734
                                                                   =========== =======  ===========

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                    For the Three Months Ended March 31, 1999

                                   (unaudited)


Cash flows from operating activities:
   Net income ..................................................................   $      5,867
                                                                                   ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees ..................................................       (535,885)
      Interest expense on non-recourse financing paid
        directly by lessees ....................................................        425,037
      Amortization of initial direct costs .....................................         54,724
      Change in operating  assets and liabilities:
         Collection of principal  - non-financed receivables ...................       (184,349)
         Other assets ..........................................................        (16,224)
         Security deposits, deferred credits and other payables ................        (89,622)
         Accounts payable to General Partner and affiliates, net ...............      1,748,934
         Minority interest in consolidated joint venture .......................        (62,370)
                                                                                   ------------

           Total adjustments ...................................................      1,340,245
                                                                                   ------------
        Net cash provided by operating activities ..............................      1,346,112
                                                                                   ------------

Cash flows from investing activities:
   Equipment and receivables purchased .........................................    (11,483,308)
   Initial direct costs ........................................................     (1,164,706)
                                                                                   ------------
         Net cash used in investing activities .................................    (12,648,014)
                                                                                   ------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses .............     11,335,440
   Net proceeds received from non-recourse borrowings ..........................      4,546,230
   Payments on recourse debt ...................................................     (5,000,000)
   Cash distributions to partners ..............................................       (418,413)
                                                                                   ------------

         Net cash provided by financing activities .............................     10,463,257
                                                                                   ------------

Net decrease in cash ...........................................................       (838,645)

Cash at beginning of period ....................................................      2,283,067
                                                                                   ------------
Cash at end of period ..........................................................   $  1,444,422
                                                                                   ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 1999, non-cash activities included the following:

Fair value of equipment and receivables
   purchased for debt and payables ....   $(27,340,236)
Non-recourse notes payable assumed in
   purchase price .....................     19,220,334
Accounts payable - equipment ..........      8,119,903

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..............      7,279,005
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees .........................     (7,279,005)
                                           -----------
                                           $       --
                                           ===========

      Interest expense of $493,787 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $425,037 and interest on the recourse note payable of $68,750.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (unaudited)
1.    Basis of Presentation

      The consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K. The Partnership commenced business operations on October 14, 1998 and as a result a comparative consolidated statement of operations and a comparative consolidated statement of cash flows are not presented.

2.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1999 were as follows:

Underwriting commissions        $      261,684            Charged to Equity
Organization and offering              440,318            Charged to Equity
Acquisition fees                     1,164,706            Capitalized
Management fees                        264,378            Charged to Operations
Administrative expense
  reimbursements                        93,031            Charged to Operations
                                --------------
Total                           $    2,224,117
                                ==============

      The Partnership and affiliates formed a joint venture for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures.)

3.    Investments in Joint Ventures

     The Partnership and affiliates formed the joint venture discussed below for the purpose of acquiring and managing various assets.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and L.P. Seven

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. Series C, L.P. Six and L.P. Seven's investments in ICON BF have been reflected as "minority interests in joint venture." Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108. No gain or loss was recognized on this transaction.

     On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership, was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1998, 124,786.33 units were admitted representing $12,478,633 of capital contributions. Between January 1, 1999 and March 31, 1999, 130,841.76 additional units were admitted representing $13,084,176 of capital contribution bringing the total admission to 267,628.09 units totaling $26,762,809 in capital contributions.

Results of Operations for the Three Months Ended March 31, 1999

     For the three months ended March 31, 1999 the Partnership leased or financed additional equipment with an initial cost of $38,823,545. The weighted average initial transaction term for such acquisitions was 46 months. At March 31, 1999, the weighted average remaining transaction term of the portfolio was 51 months.

     Revenues for the three months ended March 31, 1999 were $928,693. Expenses for the three months ended March 31, 1999 were $922,826. Net income for the three months ended March 31, 1999 was $5,867. The net income per weighted average limited partnership unit outstanding was $.03.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1999 were capital contributions, net of offering expenses, of $11,335,440, net cash provided by operations of $1,346,112 and net proceeds received from non-recourse borrowings of $4,546,230. These funds along with borrowings assumed on equipment purchases of $27,340,236 were used to purchase or finance leases costing $38,823,545, to make payments on borrowings and fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations and additional borrowings.

     The Partnership and an affiliate, L.P. Seven entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At March 31, 1999 the Partnership and L.P. Seven had $0 and $3,000,000, respectively, outstanding under the Facility.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and L.P. Seven received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. Series C, L.P. Six and L.P. Seven's investments in ICON BF have been reflected as "minority interests in joint venture." Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, a portion of the rent receivable in excess of the senior debt payments was acquired by L.P. Six from ICON BF for $3,801,108. No gain or loss was recognized on this transaction.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

     On March 30, 1999, ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

     Cash distributions to limited partners for the three months ended March 31, 1999, which were paid monthly, totaled $414,229. The monthly distribution rate was 10.75% (on an annualized basis) of which $5,808 was investment income and $408,421 was a return of capital. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 was $2.05, of which $.03 was investment income and $2.02 was a return of capital, respectively.

     As of March 31, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations, or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

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

                                   ICON Income Fund Eight A L.P.
                                   File No. 333-54011 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




May 14, 1999                       /s/ Kevin F. Redmond
------------                       ---------------------------------------------
    Date                           Kevin F. Redmond
                                   Chief Financial Officer
                                   (Principal financial and account officer
                                   of the General Partner of the Registrant)