Form 10-Q
period 1999-06-30
ICON INCOME FUND EIGHT /DE
filed 1999-08-13
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                                 June 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                          333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            13-4006824
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,     December 31,
                                                                    1999           1998

          Assets

Cash .......................................................   $  1,967,264    $  2,283,067
                                                               ------------    ------------

Investment in finance leases
    Minimum rents receivable ...............................     69,876,420      42,719,705
    Estimated unguaranteed residual values .................     40,908,545      14,931,068
    Initial direct costs ...................................      2,341,495       1,413,816
    Unearned income ........................................    (29,233,696)    (14,262,735)
    Allowance for doubtful accounts ........................       (385,000)           --
                                                               ------------    ------------

                                                                 83,507,764      44,801,854

Investment in estimated unguaranteed residual value ........      1,150,000            --
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net        233,883            --
                                                               ------------    ------------

Other assets ...............................................        143,126          44,658
                                                               ------------    ------------

Total assets ...............................................   $ 87,002,037    $ 47,129,579
                                                               ============    ============


                                                       (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)


                                                             June 30,      December 31,
                                                               1999            1998

Liabilities and Partners' Equity

Notes payable - non-recourse ..........................   $ 51,111,388    $ 28,758,019
Note payable - line of credit .........................        600,000       5,000,000
Accounts payable - equipment ..........................      2,044,419            --
Accounts payable to General Partner and affiliates, net           --         1,232,922
Security deposits, deferred credits and other payables         651,462         172,918
Minority interest in consolidated joint venture .......        113,183         170,880
                                                          ------------    ------------

                                                            54,520,452      35,334,739

Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ...................................         (7,538)            618
    Limited partners (383,817.47 and 136,786.33
      units outstanding, $100 per unit original
      issue price) ....................................     32,489,123      11,794,222
                                                          ------------    ------------

      Total partners' equity ..........................     32,481,585      11,794,840
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 87,002,037    $ 47,129,579
                                                          ============    ============













See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (unaudited)

                                                            For the Three     For the Six
                                                            Months Ended      Months Ended
                                                            June 30, 1999     June 30, 1999
                                                            -------------     -------------

Revenues

   Finance income ........................................   $2,346,330         $3,246,522
   Interest income and other .............................       26,541             55,042
                                                             ----------         ----------

   Total revenues ........................................    2,372,871          3,301,564
                                                             ----------         ----------

Expenses

   Interest ..............................................    1,105,184          1,598,971
   Provision for bad debts ...............................      385,000            385,000
   Management fees - General Partner .....................      111,796            376,174
   Administrative expense reimbursements - General Partner       56,641            149,672
   Amortization of initial direct costs ..................      287,778            342,502
   General and administrative ............................       49,594             60,676
   Minority interest expense in consolidated joint venture        4,673             10,497
                                                             ----------         ----------

   Total expenses ........................................    2,000,666          2,923,492
                                                             ----------         ----------

Net income ...............................................   $  372,205         $  378,072
                                                             ==========         ==========

Net income allocable to:
   Limited partners ......................................   $  368,483         $  374,291
   General Partner .......................................        3,722              3,781
                                                             ----------         ----------

                                                             $  372,205         $  378,072
                                                             ==========         ==========

Weighted average number of limited
   partnership units outstanding .........................      325,087            263,898
                                                             ==========         ==========

Net income per weighted average
   limited partnership unit ..............................   $     1.13         $     1.42
                                                             ==========         ==========






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
             for the Period from July 9, 1997 (date of inception) to
                                December 31, 1998

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited   General
                                       Capital       Income           Partners  Partner     Total
                                    (Per weighted average unit)
Initial Partners'
   capital contribution
   May 6, 1998                                                     $     1,000  $  1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                                 (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (136,786.33 units)                                         13,678,633      -      13,678,633

Sales and
   offering expenses                                                (1,846,616)     -      (1,846,616)

Cash distributions
   to partners                        $   .40     $   .28              (64,728)     (654)     (65,382)

Net income                                                              26,933       272       27,205
                                                                   -----------  --------  -----------

Balance at
   December 31, 1998                                                11,794,222       618   11,794,840

Proceeds from issuance
   of limited partnership
   units (247,031.14 units)                                         24,703,114       -     24,703,114

Sales and
   offering expenses                                                (3,201,103)      -     (3,201,103)

Cash distributions
   to partners                        $  3.06     $  1.42           (1,181,401)  (11,937)  (1,193,338)

Net income                                                             374,291     3,781      378,072
                                                                   -----------  --------  -----------

Balance at
   June 30, 1999                                                   $32,489,123  $ (7,538) $32,481,585
                                                                   ===========  ========  ===========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                     For the Six Months Ended June 30, 1999

                                   (unaudited)

Cash flows from operating activities:
   Net income .......................................................   $    378,072
                                                                        ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for bad debts .......................................        385,000
      Finance income portion of receivables paid directly
        to lenders by lessees .......................................     (2,406,575)
      Interest expense on non-recourse financing paid
        directly by lessees .........................................      1,521,971
      Amortization of initial direct costs ..........................        342,502
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ........        589,861
         Miscellaneous receivables and other assets .................        (98,468)
         Accounts receivable from General Partner and affiliates, net       (233,883)
         Security deposits, deferred credits and other payables .....        478,544
         Accounts payable to General Partner and affiliates, net ....     (1,232,922)
         Minority interest in consolidated joint venture ............        (57,697)
         Other, net .................................................         27,350
                                                                        ------------

           Total adjustments ........................................       (684,317)

        Net cash used by operating activities .......................       (306,245)
                                                                        ------------

Cash flows from investing activities:
   Equipment and receivables purchased ..............................    (19,194,280)
   Initial direct costs .............................................     (1,270,181)

         Net cash used in investing activities ......................    (20,464,461)
                                                                        ------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses ..     21,502,011
   Net proceeds received from non-recourse borrowings ...............      4,546,230
   Proceeds from note payable - line of credit ......................        600,000
   Payments on note payable - line of credit ........................     (5,000,000)
   Cash distributions to partners ...................................     (1,193,338)
                                                                        ------------

         Net cash provided by financing activities ..................     20,454,903
                                                                        ------------

Net decrease in cash ................................................       (315,803)

Cash at beginning of period .........................................      2,283,067

Cash at end of period ...............................................   $  1,967,264
                                                                        ============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 1999, non-cash activities included the following:

Fair value of equipment and receivables
   purchased for debt and payables ....             $(24,303,461)
Non-recourse notes payable assumed in
   purchase price .....................               22,259,042
Accounts payable - equipment ..........                2,044,419

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..............                9,071,510
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees .........................               (9,071,510)
                                                    ------------
                                                    $        --
                                                    ============

      Interest   expense  of  $1,598,971   consisted  of  interest   expense  on
non-recourse financing paid directly to lenders by lessees of $1,521,971 and interest on note payable - line of credit of $77,000.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

2.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1999 were as follows:

Underwriting commissions       $      494,062           Charged to Equity
Organization and offering             730,792           Charged to Equity
Acquisition fees                    1,270,181           Capitalized
Management fees                       376,174           Charged to Operations
Administrative expense
  reimbursements                      149,672           Charged to Operations
                               --------------
Total                          $    3,020,881
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

4.    Financial Reporting for the Period July 9, 1997 to December 31, 1997

      The Partnership was formed on July 9, 1997. There was no reportable activity for the Partnership for the period July 9, 1997 through December 31, 1997. The Partnership's initial capital contribution was made on May 6, 1998 and the Partnership commenced business operations on October 14, 1998.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership, was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1998, 124,786.33 units were admitted representing $12,478,633 of capital contributions. Between January 1, 1999 and June 30, 1999, 247,031.14 additional units were admitted representing $24,703,114 of capital contribution bringing the total admission to 383,817.47 units totaling $38,381,747 in capital contributions.

Results of Operations for the Three Months Ended June 30, 1999

      For the three months ended June 30, 1999 the Partnership leased or financed additional equipment with an initial cost of $3,521,824. The weighted average initial transaction term for such acquisitions was 57 months. At June 30, 1999, the weighted average remaining transaction term of the portfolio was 52 months.

      Revenues for the three months ended June 30, 1999 were $2,372,871.

      Expenses for the three months ended June 30, 1999 were $2,000,666.

      Net income for the three months ended June 30, 1999 was $372,205. The net income per weighted average limited partnership unit outstanding was $1.13.

Results of Operations for the Six Months Ended June 30, 1999

      For the six months ended June 30, 1999 the Partnership leased or financed additional equipment with an initial cost of $42,345,369. The weighted average initial transaction term for such acquisitions was 46 months. At June 30, 1999, the weighted average remaining transaction term of the portfolio was 52 months.

      Revenues for the six months ended June 30, 1999 were $3,301,564.

      Expenses for the six months ended June 30, 1999 were $2,923,492.

      Net income for the six months ended June 30, 1999 was $378,072. The net income per weighted average limited partnership unit outstanding was $1.42.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1999 were capital contributions, net of offering expenses, of $21,502,011, net proceeds from non-recourse borrowings of $4,546,230 and proceeds from note payable - line of credit of $600,000. These funds along with borrowings assumed on equipment purchases of $24,303,461 were used to purchase or finance leases

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

costing $42,345,369, to make payments on borrowings and fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations, additional borrowings and, when available, cash from equipment sales.

      Cash distributions to limited partners for the six months ended June 30, 1999, which were paid monthly, totaled $1,181,401 of which $374,291 was investment income and $807,110 was a return of capital. The monthly annualized cash distribution rate to limited partners was 10.75% of which 3.41% was investment income and 7.34% was a return of capital. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 was $4.48, of which $1.42 was investment income and $3.06 was a return of capital, respectively.

      The Partnership and an affiliate, ICON Cash Flow Partners L. P. Seven ("L.P. Seven") entered into a joint line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. On May 28, 1999 the Facility was amended and restated removing the Partnership as co-borrower on the Facility. The Partnership entered into a new line of credit agreement (the "facility") with a lender on May 28, 1999. The maximum amount available under the facility is $5,000,000. The maximum amount available under the facility will be extended to $15,000,000 as the Partnership's eligible receivables and residuals increase. The facility is secured by eligible receivables and residuals and bears interest at the rate of prime plus one half percent. At June 30, 1999 the Partnership had $600,000 outstanding under the facility.

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

      As of June 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations, or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

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

A Form 8-K was filed by the Partnership during the quarter ended June 30, 1999.

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

                                    ICON Income Fund Eight A L.P.
                                    File No. 333-54011 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 12, 1999                     /s/ Patricia A. Walsh
---------------                     ---------------------------------------
      Date                          Patricia A. Walsh
                                    Vice President and Controller
                                    (Principal financial and account officer
                                    of the General Partner of the Registrant)