Form 10-Q
period 1999-09-30
ICON INCOME FUND EIGHT /DE
filed 1999-11-12
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         September 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               -------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                       September 30,    December 31,
                                                           1999             1998
                                                       ------------     -----------
          Assets

Cash ..............................................   $   1,984,921    $   2,283,067
                                                      -------------    -------------

Investment in finance leases
    Minimum rents receivable ......................      70,595,412       42,719,705
    Estimated unguaranteed residual values ........      41,806,931       14,931,068
    Initial direct costs ..........................       2,420,498        1,413,816
    Unearned income ...............................     (27,732,287)     (14,262,735)
    Allowance for doubtful accounts ...............        (385,000)            --
                                                      -------------    -------------

                                                         86,705,554       44,801,854
                                                      -------------    -------------
Investment in operating leases ....................      38,728,000             --
                                                      -------------    -------------

Investment in estimated unguaranteed residual value       1,150,000             --
                                                      -------------    -------------

Investment in unconsolidated joint venture ........       3,004,527             --
                                                      -------------    -------------

Other assets ......................................         293,849           44,658
                                                      -------------    -------------

Total assets ......................................   $ 131,866,851    $  47,129,579
                                                      =============    =============





                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                           September 30,    December 31,
                                                              1999             1998
                                                           ------------     -----------
Liabilities and Partners' Equity

Notes payable - non-recourse ..........................   $  81,068,879    $  28,758,019
Note payable - line of credit .........................       5,000,000        5,000,000
Accounts payable - equipment ..........................       3,686,902             --
Accounts payable to General Partner and affiliates, net         426,624        1,232,922
Security deposits, deferred credits and other payables          395,518          172,918
Minority interest in consolidated joint venture .......         118,244          170,880
                                                          -------------    -------------

                                                             90,696,167       35,334,739
                                                          -------------    -------------
Commitments and Contingencies

Partners' equity (deficiency)
    General Partner ...................................         (15,357)             618
    Limited partners (491,407.04 and 136,786.33
      units outstanding, $100 per unit original
      issue price) ....................................      41,186,041       11,794,222
                                                          -------------    -------------

      Total partners' equity ..........................      41,170,684       11,794,840
                                                          -------------    -------------

Total liabilities and partners' equity ................   $ 131,866,851    $  47,129,579
                                                          =============    =============













See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (unaudited)

                                                            For the Three        For the Nine
                                                            Months Ended         Months Ended
                                                         September 30, 1999   September 30, 1999
                                                         ------------------   ------------------

Revenues

   Finance income ........................................   $2,288,637           $5,535,159
   Interest income and other .............................       27,731               82,772
   Income from investment in unconsolidated joint venture         4,527                4,527
                                                             ----------           ----------

   Total revenues ........................................    2,320,895            5,622,458
                                                             ----------           ----------

Expenses

   Interest ..............................................    1,083,223            2,682,194
   Provision for bad debts ...............................         --                385,000
   Management fees - General Partner .....................      378,553              754,727
   Administrative expense reimbursements - General Partner      132,979              282,651
   Amortization of initial direct costs ..................      220,997              563,499
   General and administrative ............................      132,461              193,137
   Minority interest expense in consolidated joint venture        5,060               15,556
                                                             ----------           ----------

   Total expenses ........................................    1,953,273            4,876,764
                                                             ----------           ----------

Net income ...............................................   $  367,622           $  745,694
                                                             ==========           ==========

Net income allocable to:
   Limited partners ......................................   $  363,946           $  738,237
   General Partner .......................................        3,676                7,457
                                                             ----------           ----------

                                                             $  367,622           $  745,694
                                                             ==========           ==========

Weighted average number of limited
   partnership units outstanding .........................      441,905              323,641
                                                             ==========           ==========

Net income per weighted average
   limited partnership unit ..............................   $      .82           $     2.28
                                                             ==========           ==========



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 1999
           and for the Period from July 9, 1997 (date of inception) to
                                December 31, 1998

                                   (unaudited)

                                Limited Partner Distributions
                                -----------------------------
                                     Return of  Investment       Limited     General
                                      Capital     Income         Partners    Partner     Total
                                      -------     ------         --------    -------     -----
                                 (Per weighted average unit)

Initial Partners'
   capital contribution
   May 6, 1998                                                 $     1,000  $  1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                             (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (136,786.33 units)                                     13,678,633      -      13,678,633

Sales and
   offering expenses                                            (1,846,616)     -      (1,846,616)

Cash distributions
   to partners                        $ .40       $ .28            (64,728)     (654)     (65,382)

Net income                                                          26,933       272       27,205
                                                               -----------  --------  -----------

Balance at
   December 31, 1998                                            11,794,222       618   11,794,840

Proceeds from issuance
   of limited partnership
   units (354,620.71 units)                                     35,462,071       -     35,462,071

Sales and
   offering expenses                                            (4,545,973)      -     (4,545,973)

Cash distributions
   to partners                        $4.71       $2.28         (2,262,516)  (23,432)  (2,285,948)

Net income                                                         738,237     7,457      745,694
                                                               -----------  --------  -----------

Balance at
   September 30, 1999                                          $41,186,041  $(15,357) $41,170,684
                                                               ===========  ========= ===========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                  For the Nine Months Ended September 30, 1999

                                   (unaudited)

Cash flows from operating activities:
   Net income ..................................................   $    745,694
                                                                   ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income from investments in unconsolidated joint venture ..         (4,527)
      Provision for bad debts ..................................        385,000
      Finance income portion of receivables paid directly
        to lenders by lessees ..................................     (4,188,513)
      Interest expense on non-recourse financing paid
        directly by lessees ....................................      2,540,009
      Amortization of initial direct costs .....................        563,499
      Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ...      1,351,490
         Miscellaneous receivables and other assets ............       (147,434)
         Security deposits, deferred credits and other payables         222,600
         Accounts payable to General Partner and affiliates, net       (806,298)
         Minority interest in consolidated joint venture .......        (52,636)
         Other, net ............................................       (214,809)
                                                                   ------------

           Total adjustments ...................................       (351,619)
                                                                   ------------

        Net cash provided by operating activities ..............        394,075
                                                                   ------------

Cash flows from investing activities:
   Equipment and receivables purchased .........................    (28,068,663)
   Investment in unconsolidated joint venture ..................     (3,000,000)
   Initial direct costs ........................................     (2,799,938)
                                                                   ------------

         Net cash used in investing activities .................    (33,868,601)
                                                                   ------------

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1999
                                                                       ----
Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses  30,916,098
   Net proceeds received from non-recourse borrowings ............   4,546,230
   Proceeds from note payable - line of credit ...................   5,000,000
   Payments on note payable - line of credit .....................  (5,000,000)
   Cash distributions to partners ................................  (2,285,948)
                                                                  ------------

         Net cash provided by financing activities ...............  33,176,380
                                                                  ------------

Net decrease in cash .............................................    (298,146)

Cash at beginning of period ......................................   2,283,067
                                                                  ------------

Cash at end of period ............................................$  1,984,921
                                                                  ============























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 1999, non-cash activities included the following:

Fair value of equipment and receivables
   purchased for debt and payables ....              $(57,647,330)
Non-recourse notes payable assumed in
   purchase price .....................                53,960,428
Accounts payable - equipment ..........                 3,686,902

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..............                11,833,443
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees .........................               (11,833,443)
                                                     ------------
                                                     $       --
                                                     ============

      Interest   expense  of  $2,682,194   consisted  of  interest   expense  on
non-recourse financing paid directly to lenders by lessees of $2,540,009 and interest on note payable - line of credit of $142,185.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K. The Partnership commenced business operations on October 14, 1998 and as a result a comparative consolidated statement of operations and a comparative consolidated statement of cash flows are not presented.

2.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1999 were as follows:

     Underwriting commissions       $  709,241      Charged to Equity
     Organization and offering         999,765      Charged to Equity
     Acquisition fees                2,799,938      Capitalized
     Management fees                   754,727      Charged to Operations
     Administrative expense
       reimbursements                  282,651      Charged to Operations
                                    ----------

     Total                          $5,546,322
                                    ==========

      The Partnership and affiliates formed two joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures.)

3.    Investments in Joint Ventures

      The Partnership and affiliates formed two joint ventures for the purpose of acquiring and managing various assets.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

AIC Trust

     In July 1999 the Partnership, ICON Cash Flow Partners L. P. Seven ("L. P. Seven") and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed a joint venture, ("AIC Trust"), for the purpose of managing a portfolio of lease assets. Profit, losses, excess cash and disposition proceeds are allocated based on the Partnership's interest in the venture. The Partnership has acquired a 43.7% interest in the venture during the quarter ending September 30, 1999. The Partnership has less than a 50% interest in the venture which is accounted for in the financial statements of the Partnership under the equity method.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of inception through September 30, 1999 is summarized below:

                                                September 30, 1999
                                                ------------------

          Assets                                    $23,935,001
                                                    ===========

          Liabilities                               $17,215,135
                                                    ===========

          Equity                                    $ 6,719,866
                                                    ===========

          Partnership's share of equity             $ 3,004,527
                                                    ===========

                                            Period of Inception Through
                                                September 30, 1999
                                                ------------------

          Net income                                  $17,082
                                                      =======

          Partnership's share of net income           $ 4,527
                                                      =======

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      On March 30, 1999, ICON BF exercised it right to acquire L.P. Six's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and simultaneously financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

     The Partnership's interest in ICON Boardman Funding L.L.C. is majority owned and therefore consolidated in the financial statements of the Partnership.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership, was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1998, 124,786.33 units were admitted representing $12,478,633 of capital contributions. Between January 1, 1999 and September 30, 1999, 354,620.71 additional units were admitted representing $35,462,071 of capital contribution bringing the total admission to 491,407.04 units totaling $49,140,704 in capital contributions.

Results of Operations for the Three Months Ended September 30, 1999

     For the three months ended September 30, 1999 the Partnership leased or financed additional equipment with an initial cost of $42,218,252.

     Revenues for the three months ended September 30, 1999 were $2,320,895.

     Expenses for the three months ended September 30, 1999 were $1,953,273.

     Net income for the three months ended September 30, 1999 was $ 367,622. The net income per weighted average limited partnership unit outstanding was $.82.

Results of Operations for the Nine Months Ended September 30, 1999

     For the nine months ended September 30, 1999 the Partnership leased or financed additional equipment with an initial cost of $84,563,621.

     Revenues for the nine months ended September 30, 1999 were $5,622,458.

     Expenses for the nine months ended September 30, 1999 were $4,876,764.

     Net income for the nine months ended September 30, 1999 was $745,694. The net income per weighted average limited partnership unit outstanding was $2.28.

Liquidity and Capital Resources

     The  Partnership's  primary  sources  of funds  for the nine  months  ended
September 30, 1999 were capital contributions, net of offering expenses, of $30,916,098, net cash provided by operations of $394,075, net proceeds from non-recourse borrowings of $4,546,230 and proceeds from note payable - line of credit of $5,000,000. These funds along with borrowings assumed on equipment purchases of $53,960,428 were used to purchase or finance leases costing $84,563,621, to make payments on borrowings and fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations, additional borrowings and, when available, cash from equipment sales.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

      Cash distributions to limited partners for the nine months ended September 30, 1999, which were paid monthly, totaled $2,262,516 of which $738,237 was investment income and $1,524,279 was a return of capital. The monthly annualized cash distribution rate to limited partners was 10.75% of which 3.51% was investment income and 7.24 % was a return of capital. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1999 was $6.99, of which $2.28 was investment income and $4.71 was a return of capital, respectively.

      The Partnership and an affiliate, ICON Cash Flow Partners L. P. Seven ("L.P. Seven") entered into a joint line of credit agreement (the "Old Facility") with a lender in December 1998. The maximum amount available under the Old Facility was $5,000,000. The Old Facility was secured by eligible receivables and residuals and bore interest at the rate of Prime plus one half percent. On May 28, 1999 the Old Facility was amended and restated removing the Partnership as co-borrower. The Partnership entered into a new line of credit agreement (the "Facility") with that lender on May 28, 1999. The maximum amount available under the facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of prime plus one half percent. At September 30, 1999 the Partnership had $5,000,000 outstanding under the Facility.

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

      On March 30, 1999, ICON BF exercised its right to acquire L.P. Six's investment in a portion of the rent receivable in excess of the senior debt payments for $3,097,637 and simultaneously financed, with a third party, all of the rent receivable in excess of the senior debt payments. There was no gain or loss to L.P. Six on this transaction. ICON BF received $7,643,867 from the financing. The proceeds from the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF in accordance with their ownership interests.

      As  of  September  30,  1999  there  were  no  known  trends  or  demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations, or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

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

                                    ICON Income Fund Eight A L.P.
                                    File No. 333-54011 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




November 12, 1999                   /s/ Thomas W. Martin
-----------------                   --------------------------------------------
      Date                          Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)