Form 10-K
period 1999-12-31
ICON INCOME FUND EIGHT /DE
filed 2000-03-30
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1999
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                     to
                               --------------------   --------------------------

Commission File Number                        333-54011
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

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (914) 993-1700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     4

4.   Submission of Matters to a Vote of Security Holders                   4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Financial and Operating Data                                 5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-7

8.   Consolidated Financial Statements and Supplementary Data           8-21

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  22

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   22-23

11.  Executive Compensation                                               24

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       24

13.  Certain Relationships and Related Transactions                       24

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      25

SIGNATURES                                                                26

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999


PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1999, 583,184.58 additional units were admitted representing $58,318,458 of capital contributions.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

Lease and Financing Transactions

     For the period ended December 31, 1999 the Partnership purchased and leased or financed $92,843,212 of equipment. At December 31, 1999 the weighted averaged initial transaction term of the portfolio was 41 months.

     In 1999, the Partnership acquired a 43.73% interest in a joint venture ("AIC Trust). The Partnership has less than a 50% interest in the venture, which is accounted under the equity method. The equipment owned by this joint venture is not included in the summary of equipment cost by category below.

     For the period ended December 31, 1998 the Partnership purchased and leased or financed $47,233,168 of equipment with a weighted average initial transaction term of 61 months. The equipment purchased and leased or financed includes $27,421,810 of equipment leased to Portland General Electric by a joint venture in which the Partnership has a 98.5% interest. Included in the summary of equipment cost by category below is 100% of the equipment cost owned by the joint venture. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting as a liability the related minority interest.

     A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                             December 31, 1999           December 31, 1998
                         -------------------------   ------------------------
Category                      Cost         Percent       Cost         Percent

Aircraft .............   $ 53,878,345       39.5%    $       --          --
Computer systems .....     29,440,123       21.6       17,358,458       40.0
Material handling ....     27,038,665       19.8       23,620,702       54.4
Vessels ..............     12,922,568        9.5             --          --
Telecommunication ....      4,861,629        3.6             --          --
Vehicles .................  3,521,824        2.6             --          --
Furniture and fixtures      2,452,900        1.8        2,452,900        5.6
Manufacturing ........      2,159,218        1.6             --          --
                         ------------      -----     ------------      -----
                         $136,275,272      100.0%    $ 43,432,060      100.0%
                         ============      =====     ============      =====

     The Partnership has three leases which individually represent greater than 10% of the total portfolio equipment cost at December 31, 1999. The leases are with Portland General Electric, KLM Royal Dutch Airlines and Oxford Health Plans, Inc. The cost of the equipment represented 20.1%, 27.9% and 12.3%, respectively, of the total portfolio equipment cost at December 31, 1999.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                     Number of Equity Security Holders
   Title of Class                            as of December 31,
   --------------                    ---------------------------------
                                         1999                 1998
                                         ----                 ----

Limited Partners                        2,430                  651
General Partner                             1                    1

Item 6.  Selected Consolidated Financial and Operating Data

                                                           Year Ended   Period Ended
                                                          December 31,  December 31,
                                                              1999         1998 (1)
                                                              ----         ----

Total revenue ..........................................   $9,131,846      $46,998
                                                           ==========      =======

Net income .............................................   $1,262,140      $27,205
                                                           ==========      =======

Net income allocable to limited partners ...............   $1,249,519      $26,933
                                                           ==========      =======

Net income allocable to the General Partner ............   $   12,621      $   272
                                                           ==========      =======

Weighted average limited partnership units outstanding .      337,936       95,236
                                                           ==========      =======

Net income per weighted average limited partnership unit   $     3.70      $   .28
                                                           ==========      =======

Distributions to limited partners ......................   $3,632,817      $64,728
                                                           ==========      =======

Distributions to the General Partner ...................   $   37,282      $   654
                                                           ==========      =======

                       December 31, 1999      December 31, 1998

Total assets            $   137,921,891         $   47,129,579
                        ===============         ==============

Partners' equity        $    49,476,423         $   11,794,840
                        ===============         ==============

   (1) No data is presented for the periods prior to 1998 since the Partnership commenced operations on October 14, 1998, the initial closing date. Revenue and income for 1998 does not reflect a full year's operations.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1999, 583,184.58 additional units were admitted representing $58,318,458 of capital contributions bringing the total admission to 595,184.58 units totaling $59,518,458 in capital contributions.

Results of Operations for the Period Ended December 31, 1999

     For the period ended December 31, 1999, the Partnership purchased and leased or financed equipment with an initial cost of $92,843,212 to twelve lessees or equipment users. Major equipment categories were aircraft, computers and material handling, representing 39.5%, 21.6% and 19.8%, respectively.

     Net income for the period ended December 31, 1999 was $1,262,140. The net income per weighted average limited partnership unit was $3.70. Revenues for the period December 31, 1999 were $9,131,846.

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1999 were capital contributions, net of offering expenses, of $40,089,542 and net cash generated from operations of $1,825,719. These funds, along with borrowings assumed on equipment purchases were used to purchase or finance leases costing $92,843,212 and to fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, additional borrowings and cash from operations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

     Cash distributions to the limited partners, which were paid monthly, aggregated $3,632,817 in 1999. The monthly distribution rate in 1999 was 10.75% (on an annualized basis) of which 3.70% was investment income and 7.05% was a return of capital, calculated as a percentage of each limited partner's initial capital contribution. Cash distributions to limited partners in 1998 aggregated $64,728. The monthly distribution rate was 10.75% (on an annualized basis). Distributions were calculated based on the number of days each investment unit was in the Partnership.

     As of December 31, 1999, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 8.  Consolidated Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                                   Page Number

Independent Auditors' Report                                                                10

Consolidated Balance Sheet as of December 31, 1999 and 1998                                 11

Consolidated Statement of Operations for the Year Ended December 31, 1999
  and for the Period July 9, 1997 (date of inception) to December 31, 1998                  12

Consolidated  Statement  of  Changes  in  Partners'  Equity  for the Year  Ended
  December 31, 1999 and for the Period July 9, 1997
  (date of inception) to December 31, 1998                                                  13

Consolidated Statement of Cash Flows for the Year Ended December 31, 1999
  and for the Period July 9, 1997 (date of inception) to December 31, 1998               14-16

Notes to Consolidated Financial Statements                                               17-21


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Income Fund Eight A L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight A L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statement of operations, changes in partners' equity, and cash flows for the year ended December 31, 1999 and for the period July 9, 1997 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period July 9, 1997 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.



                                                   /s/ KPMG LLP
                                                   KPMG LLP



March 28, 2000
New York, New York

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                  December 31,

                                                              1999            1998
                                                              ----            ----
Assets

Cash ................................................   $   5,222,028    $   2,283,067
                                                        -------------    -------------

Investment in finance leases
   Minimum rents receivable .........................      72,064,245       42,719,705
   Estimated unguaranteed residual values ...........      42,536,175       14,931,068
   Initial direct costs .............................       2,327,918        1,413,835
   Unearned income ..................................     (27,622,947)     (14,262,754)
                                                                         -------------
   Allowance for doubtful accounts ..................        (385,000)            --
                                                        -------------    -------------
                                                           88,920,391       44,801,854

Investment in operating leases
   Equipment, at cost ...............................      38,671,600             --
   Accumulated depreciation .........................        (594,308)            --
                                                        -------------    -------------
                                                           38,077,292             --
                                                        -------------    -------------

Investment in unguaranteed residual value ...........       1,150,000             --
                                                        -------------    -------------

Investment in joint venture .........................       2,989,128             --
                                                        -------------    -------------

Other assets ........................................       1,563,052           44,658
                                                        -------------    -------------

Total assets ........................................   $ 137,921,891    $  47,129,579
                                                        =============    =============

Liabilities and Partners' Equity

Notes payable - non-recourse ........................      82,790,864    $  28,758,019
Note payable - line of credit .......................       5,000,000        5,000,000
Security deposits and other .........................         521,695          172,918
Accounts payable - General Partner and affiliate ....            --          1,232,922
Minority interests in joint venture .................         132,909          170,880
                                                        -------------    -------------
                                                           88,445,468       35,334,739

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ..................................         (24,043)             618
   Limited partners (595,184.58 units
     outstanding, $100 per unit original issue price)      49,500,466       11,794,222
                                                        -------------    -------------

     Total partners' equity .........................      49,476,423       11,794,840
                                                        -------------    -------------

Total liabilities and partners' equity ..............   $ 137,921,891    $  47,129,579
                                                        =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                  For the Year Ended December 31, 1999 and for
                 the Period July 9, 1997 (date of inception) to
                                December 31, 1998

                                               1999           1998
                                               ----           ----
Revenues

   Finance income ......................   $ 7,620,751    $    23,869
   Rental income .......................     1,379,500           --
   Interest income and other ...........       142,466         23,129
   Loss from investment in joint venture       (10,871)          --
                                           -----------    -----------

   Total revenues ......................     9,131,846         46,998
                                           -----------    -----------

Expenses

   Interest ............................     4,397,728          4,590
   Amortization of initial direct costs        885,106          3,179
   Depreciation ........................       594,308           --
   Management fees - General Partner ...       931,151            395
   Administrative expense
     reimbursements - General Partner ..       345,358            956
   Provision for bad debts .............       385,000           --
   General and administrative ..........       313,181         10,673
   Minority interest expense ...........        17,874           --
                                           -----------    -----------

   Total expenses ......................     7,869,706         19,793
                                           -----------    -----------

Net income .............................   $ 1,262,140    $    27,205
                                           ===========    ===========

Net income allocable to:
   Limited partners ....................   $ 1,249,519    $    26,933
   General Partner .....................        12,621            272
                                           -----------    -----------

                                           $ 1,262,140    $    27,205
                                           ===========    ===========

Weighted average number of limited
   partnership units outstanding .......       337,936         95,236
                                           ===========    ===========

Net income per weighted average
   limited partnership unit ............   $      3.70    $       .28
                                           ===========    ===========







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

                  For the Year Ended December 31, 1999 and for
               the Period from July 9, 1997 (date of inception) to
                                December 31, 1998

                                  Limited Partner Distributions

                                     Return of    Investment       Limited     General
                                      Capital       Income         Partners    Partner     Total
                                   (Per weighted average unit)

Initial partners'
  capital contribution
  May 6, 1998                                                   $     1,000  $  1,000  $     2,000

Refund of initial
   limited partners'
   capital contribution                                              (1,000)     -          (1,000)

Proceeds from issuance
   of limited partnership
   units (136,786.33 units)                                      13,678,633             13,678,633

Sales and offering expenses                                      (1,846,616)            (1,846,616)

Cash distributions to partners        $ .40       $  .28            (64,728)     (654)     (65,382)

Net income                                                           26,933       272       27,205
                                                                -----------  --------  -----------

Balance at
   December 31, 1998                                             11,794,222       618   11,794,840

Proceeds from issuance
   of limited partnership
   units (458,408 units)                                         45,840,825       -     45,840,825

Sales and offering expenses                                      (5,751,283)      -     (5,751,283)

Cash distributions to partners        $7.05       $ 3.70         (3,632,817)  (37,282)  (3,670,099)

Net income                                                        1,249,519    12,621    1,262,140
                                                                -----------  --------  -----------

Balance at
   December 31, 1999                                            $49,500,466  $(24,043) $49,476,423
                                                                ===========  ========  ===========




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                    For the Year Ended December 31, 1999 and
               for the Period July 9, 1997 (date of inception) to
                                December 31, 1998

                                                                      1999           1998
                                                                      ----           ----

Cash flows from operating activities:
   Net income ................................................   $  1,262,140    $     27,205
                                                                 ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees .................................     (5,939,302)         (6,266)
     Interest expense on non-recourse financing paid
       directly by lessees ...................................      4,142,210           4,590
     Amortization of initial direct costs ....................        885,106           3,179
     Minority interest expense ...............................         17,874            --
     Loss from investment in joint venture ...................         10,871            --
     Depreciation ............................................        594,308            --
     Provision for bad debts .................................        385,000            --
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables ....      2,826,053          47,915
       Other assets ..........................................     (1,518,394)        (44,658)
       Minority interests in joint venture ...................        (55,845)        170,880
       Accounts payable to General Partner and affiliates, net     (1,232,922)      1,232,922
       Security deposits and other ...........................        348,777         172,918
       Other .................................................         99,843           1,392
                                                                 ------------    ------------

         Total adjustments ...................................        563,579       1,582,872
                                                                 ------------    ------------

       Net cash provided by operating activities .............      1,825,719       1,610,077
                                                                 ------------    ------------

Cash flows from investing activities:
   Equipment purchased .......................................    (40,110,867)    (18,479,739)
   Initial direct costs ......................................     (1,799,189)     (1,417,014)
   Investment in joint venture ...............................     (3,000,000)           --
   Investment in unguaranteed residual .......................     (1,150,000)           --
                                                                 ------------    ------------

       Net cash used in investing activities .................    (46,060,056)    (19,896,753)
                                                                 ------------    ------------









                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                    For the Year Ended December 31, 1999 and
               for the Period July 9, 1997 (date of inception) to
                                December 31, 1998

                                                        1999            1998
                                                        ----            ----

Cash flows from financing activities:
   Initial partners' capital contribution ......           --             2,000
   Issuance of limited partnership units,
     net of offering expenses ..................     40,089,542      11,832,017
   Proceeds from note payable - line of credit .           --         5,000,000
   Proceeds from sale of receivables ...........           --         3,801,108
   Cash distributions to partners ..............     (3,670,099)        (65,382)
   Net proceeds from non-recourse borrowing ....     10,753,855            --
                                                   ------------    ------------

       Net cash provided by financing activities     47,173,298      20,569,743
                                                   ------------    ------------

Net increase in cash ...........................      2,938,961       2,283,067

Cash at beginning of the period ................      2,283,067            --
                                                   ------------    ------------

Cash at end of year ............................   $  5,222,028    $  2,283,067
                                                   ============    ============

























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

      For the periods ended December 31, 1999 and 1998, non-cash activities included the following:

Fair value of equipment and receivables purchased for debt   $(52,732,345)   $(28,753,429)
Non-recourse notes payable assumed in purchase price .....     52,732,345      28,753,429

Principal and interest on direct finance receivables
  paid directly to lenders by lessees ....................      9,453,355            --
Principal and interest on non-recourse financing paid
  directly to lenders by lessees .........................      9,453,355            --
                                                             ------------    ------------

                                                             $       --      $       --
                                                             ============    ============
































See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.   Organization

     ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. As of December 31, 1999, 583,184.58 additional units had been admitted into the Partnership with aggregate gross proceeds of $58,318,458 bringing the total admission to 595,184.58 units totaling $59,518,458 in capital contributions.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner will manage and control the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, has and will receive an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation to be paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to $25,000,000, 13.0% of gross proceeds from $25,000,000 to $50,000,000 and 12.5% of gross offering proceeds from $50,000,000 to $75,000,000. Such offering expenses aggregated $7,597,899 (including $2,833,241 and $752,325 paid to the General Partner or its affiliates in 1999 and 1998, respectively), (see Note 6) and were charged directly to limited partners' equity.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to eight years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 1999 and 1998 with respect to the Company's assets and certain liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial instruments, other than lease related investments, approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

3.   Investment in Joint Venture

     The Partnership and affiliates formed two joint ventures discussed below for the purpose of acquiring and managing various assets.

AIC Trust

     During 1999, L.P. Seven, an affiliate of the Partnership, acquired a portfolio of equipment leases for $6,854,830. Subsequently, L.P. Seven sold interests in this portfolio at various dates in 1999 to L.P. Six, an affiliate of the Partnership, for $1,750,000 and to the Partnership for $3,000,000 at book value, which approximated fair market value at the dates of sale. L.P. Seven recognized no gain or loss on the sale of these interests to either Eight A or to the Partnership.

     As a result of the sales of these interests, as of December 31, 1999 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through December 31, 1999 is summarized below:

                                            December 31, 1999

 Assets                                      $   22,058,522
                                             ==============

 Liabilities                                 $   15,221,822
                                             ==============

 Equity                                      $    6,836,700
                                             ==============

 Partnership's share of equity               $    2,989,129
                                             ==============

                                      Dates of Investments Through
                                            December 31, 1999

 Partnership's share of (loss)               $      (10,871)
                                             ==============

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

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases are as follows:

           Year
           2000                        $   25,438,678
           2001                            19,313,218
           2002                            11,458,215
           2003                             8,503,581
           2004                             4,179,726
           Thereafter                       3,170,827
                                       --------------

                                       $   72,064,245
5.   Notes Payable

     Notes payable consists of notes payable non-recourse, which are being paid directly to the lenders by the lessees, and note payable-line of credit. The notes bear interest at rates ranging from 7.49% to 10.0%.

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At December 31, 1999 and 1998, the Partnership had $5,000,000 outstanding under the Facility.

     The above notes mature as follows:

                    Notes Payable        Note Payable
Year                Non-Recourse           Recourse             Total

2000              $     16,089,761      $    5,000,000    $   21,089,761
2001                    13,430,694                -           13,430,694
2002                     9,440,008                -            9,440,008
2003                    31,889,562                -           31,889,562
2004                     8,744,617                -            8,744,617
Thereafter               3,196,222                -            3,196,222
                  ----------------      --------------    --------------
                  $     82,790,864      $    5,000,000    $   87,790,864
                  ================      ==============    ==============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 1999 and 1998 were as follows:

                                        1999        1998
                                        ----        ----

Organization and offering expenses  $1,642,852  $  478,752 Charged to equity
Underwriting commissions             1,190,389     273,573 Charged to equity
Acquisition fees                     2,327,918   1,417,014 Capitalized
Administrative expense
  reimbursements                       345,358         956 Charged to operations
Management fees                        931,151         395 Charged to operations
                                    ----------  ----------

                                    $6,437,668  $2,170,690
                                    ==========  ==========

     In December 1998 the Partnership and three affiliates, formed ICON Boardman Funding LLC ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. During 1999, the Partnership invested with two affiliates in a joint venture (AIC Trust), which owns a portfolio of equipment leases. (See Note 3 for additional information relating to these joint ventures.)

7.   Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the period ended December 31, 1999 and 1998:


                                           1999            1998
                                           ----            ----

Net income per financial statements   $  1,262,140    $     27,205

Differences due to:
  Direct finance leases ...........      7,620,751          15,665
  Depreciation ....................    (12,974,252)     (1,995,119)
  Provision for losses ............       (385,000)           --
  Loss on sale of equipment .......       (279,835)           --
  Interest expense ................     (1,383,573)           --
  Other ...........................        575,068            --
                                      ------------    ------------

Partnership (loss) for
 federal income tax purposes ......   $ (5,564,701)   $ (1,952,249)
                                      ============    ============

     As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $49,476,423 compared to the partners' capital accounts for federal income tax purposes of $47,825,797 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation, provision for losses and interest expense.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

Beaufort J.B. Clarke           Chairman, Chief Executive Officer and Director

Paul B. Weiss                  President and Director

Thomas W. Martin               Executive Vice President and Director

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 10.  Continued

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

      Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 1999 and 1998.

        Entity              Capacity          Type of Compensation           1999            1998
        ------              --------          --------------------           ----            ----

ICON Capital Corp.      General Partner     Organization and offering
                                              expenses                  $1,642,852  $  478,752
ICON Securities Corp.   Dealer-Manager      Underwriting commissions     1,190,389     273,573
ICON Capital Corp.      Manager             Acquisition fees             2,327,918   1,417,014
ICON Capital Corp.      General Partner     Administrative expense
                                              reimbursements               345,358         956
ICON Capital Corp.      General Partner     Management fees                931,151         395
                                                                        ----------  ----------

                                                                        $6,437,668  $2,170,690
                                                                        ==========  ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 24, 2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

       Title                  Amount Beneficially                     Percent
     of Class                       Owned                             of Class

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

                                December 31, 1999

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 1999


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

                               ICON Income Fund Eight A L.P.
                               File No. 333-54011 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date: March 29, 2000           /s/ Beaufort J.B. Clarke
                               ------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 29, 2000          /s/ Beaufort J.B. Clarke
                               ------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director


Date:  March 29, 2000          /s/ Paul B. Weiss
                               -----------------
                               Paul B. Weiss
                               President and Director


Date:  March 29, 2000          /s/ Thomas W. Martin
                               --------------------
                               Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.