Form 10-Q
period 2000-03-31
ICON INCOME FUND EIGHT /DE
filed 2000-05-15
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         March 31, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                       333-54011
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


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                            March 31,      December 31,
                                                              2000             1999
          Assets

Cash .................................................   $   7,812,919    $   5,222,028
                                                         -------------    -------------

Investment in finance leases
   Minimum rents receivable ..........................      64,797,742       72,064,245
   Estimated unguaranteed residual values ............      42,536,175       42,536,175
   Initial direct costs ..............................       2,115,005        2,327,918
   Unearned income ...................................     (25,566,612)     (27,622,947)
   Allowance for doubtful accounts ...................        (385,000)        (385,000)
                                                         -------------    -------------
                                                            83,497,310       88,920,391

Investment in operating leases
   Equipment, at cost ................................      40,688,100       38,671,600
   Accumulated depreciation ..........................      (1,235,394)        (594,308)
                                                         -------------    -------------
                                                            39,452,706       38,077,292

Investment in unguaranteed residual value ............       2,592,000        1,150,000
                                                         -------------    -------------
Investment in joint venture ..........................       3,059,232        2,989,128
                                                         -------------    -------------

Other assets .........................................       1,250,150        1,563,052
                                                         -------------    -------------

Total assets .........................................   $ 137,664,317    $ 137,921,891
                                                         =============    =============

          Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $  73,702,217    $  82,790,864
Note payable - line of credit ........................       5,000,000        5,000,000
Accounts payable - General Partner and affiliates, net          77,518             --
Security deposits, and other payables ................       1,419,361          521,695
Minority interest in joint venture ...................         137,362          132,909
                                                         -------------    -------------

                                                            80,336,458       88,445,468
Partners' equity (deficiency)
   General Partner ...................................         (38,926)         (24,043)
   Limited partners (701,131.54 and 595,184.58
     units outstanding, $100 per unit original
     issue price in 2000 and 1999, respectively) .....      57,366,785       49,500,466
                                                         -------------    -------------

     Total partners' equity ..........................      57,327,859       49,476,423
                                                         -------------    -------------

Total liabilities and partners' equity ...............   $ 137,664,317    $ 137,921,891
                                                         =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                2000          1999
                                                                ----          ----

Revenues

   Finance income ........................................   $2,056,335   $  900,192
   Rental Income .........................................    1,395,000         --
   Income from investment in joint venture ...............       70,104         --
   Interest income and other .............................      177,038       28,501
                                                             ----------   ----------

   Total revenues ........................................    3,698,477      928,693
                                                             ----------   ----------

Expenses

   Interest ..............................................    1,893,718      493,787
   Management fees - General Partner .....................      421,225      264,378
   Administrative expense
     reimbursements - General Partner ....................      169,412       93,031
   Depreciation ..........................................      641,086         --
   Amortization of initial direct costs ..................      300,277       54,724
   General and administrative ............................       91,950       11,082
   Minority interest expense in consolidated joint venture        4,453        5,824
                                                             ----------   ----------

   Total expenses ........................................    3,522,121      922,826
                                                             ----------   ----------

Net income ...............................................   $  176,356   $    5,867
                                                             ==========   ==========

Net income allocable to:
   Limited partners ......................................      174,592   $    5,808
   General Partner .......................................        1,764           59
                                                             ----------   ----------

                                                             $  176,356   $    5,867
                                                             ==========   ==========

Weighted average number of limited
   partnership units outstanding .........................      648,158      202,420
                                                             ==========   ==========

Net income per weighted average
   limited partnership unit ..............................   $      .27   $      .03
                                                             ==========   ==========



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                   Limited Partner Distributions

                                     Return of     Investment          Limited     General
                                      Capital        Income            Partners    Partner     Total
                                    (Per weighted average unit)
Balance at
   December 31, 1998                                                 $11,794,222  $    618  $11,794,840

Proceeds from issuance
   of limited partnership
   units (458,408 units)                                              45,840,825      -      45,840,825

Sales and offering expenses                                           (5,751,283)     -      (5,751,283)

Cash distributions to partners        $7.05          $3.70            (3,632,817)  (37,282)  (3,670,099)

Net income                                                             1,249,519    12,621    1,262,140
                                                                     -----------  --------  -----------

Balance at
   December 31, 1999                                                  49,500,466   (24,043)  49,476,423

Proceeds from issuance
   of limited partnership
   units (105,946.96 units)                                           10,594,696       -     10,594,696

Sales and
   offering expenses                                                  (1,218,390)      -     (1,218,390)

Cash distributions
   to partners                        $2.33          $ .27            (1,684,579)  (16,647)  (1,701,226)

Net income                                                               174,592     1,764      176,356
                                                                     -----------  --------  -----------

Balance at
   March 31, 2000                                                    $57,366,785  $(38,926) $57,327,859
                                                                     ===========  ========  ===========




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                      For the Three Months Ended March 31,
                                   (unaudited)

                                                                         2000            1999
                                                                         ----            ----

Cash flows from operating activities:
   Net income ....................................................   $    176,356    $      5,867
                                                                     ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Finance income portion of receivables paid directly
        to lenders by lessees ....................................     (1,660,094)       (535,885)
      Interest expense on non-recourse financing paid
        directly by lessees ......................................      1,741,527         425,037
      Amortization of initial direct costs .......................        300,277          54,724
      Minority interest expense ..................................          4,453           5,824
      Income from investment in joint venture ....................        (70,104)           --
      Depreciation ...............................................        641,086            --
         Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables .....        963,730        (184,349)
         Other assets ............................................        312,902         (16,224)
         Minority interest in joint venture ......................           --           (68,194)
         Security deposits, deferred credits and other payables ..        897,666         (89,622)
         Accounts payable to General Partner and affiliates, net .         77,518       1,748,934
         Other ...................................................     (1,364,785)           --
                                                                     ------------    ------------

           Total adjustments .....................................      1,844,176       1,340,245
                                                                     ------------    ------------

        Net cash provided by operating activities ................      2,020,532       1,346,112
                                                                     ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ...........................     (2,016,500)    (11,483,308)
   Investment in unguaranteed residual ...........................     (1,442,000)
   Initial direct costs ..........................................           --        (1,164,706)
                                                                     ------------    ------------

         Net cash used in investing activities ...................     (3,458,500)    (12,648,014)
                                                                     ------------    ------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses      9,376,306      11,335,440
   Net proceeds received from non-recourse borrowings ............      4,546,230
   Payments of non-recourse debt .................................     (3,646,221)     (5,000,000)
   Cash distributions to partners ................................     (1,701,226)       (418,413)
                                                                     ------------    ------------

         Net cash provided by financing activities ...............      4,028,859      10,463,257
                                                                     ------------    ------------

Net increase (decrease) in cash ..................................      2,590,891        (838,645)

Cash at beginning of period ......................................      5,222,028       2,283,067
                                                                     ------------    ------------

Cash at end of period ............................................   $  7,812,919    $  1,444,422
                                                                     ============    ============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the three months ended March 31, 2000 and 1999, non-cash activities included the following:

                                              2000            1999
                                              ----            ----

Fair value of equipment and receivables
   purchased for debt and payables ....   $       --      $(27,340,236)
Non-recourse notes payable assumed in
   purchase price .....................           --        19,220,334
Accounts payable - equipment ..........           --         8,119,902

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..............      7,183,953       7,279,005
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees .........................     (7,183,953)     (7,279,005)
                                          ------------    ------------

                                          $       --      $      --
                                          ============    ============

      Interest expense of $1,893,718 and $493,787 for the three months ended March 31, 2000 and 1999 consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $1,741,527 and $425,037 and interest on the recourse note payable of $152,191 and $68,750, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)
1.    Basis of Presentation

      The consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

2.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                  2000         1999
                                  ----         ----

 Underwriting commissions      $  211,894   $  261,684     Charged to Equity
 Organization and offering        158,920      440,318     Charged to Equity
 Acquisition fees                 610,500    1,164,706     Capitalized
 Management fees                  421,225      264,378     Charged to Operations
 Administrative expense
   reimbursements                 169,412       93,031     Charged to Operations
                               ----------   ----------

 Total                         $1,571,951   $2,224,117
                               ==========   ==========

      The Partnership and affiliates formed two joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures.)

3.   Investment in Joint Ventures

     The Partnership and affiliates formed two joint ventures discussed below for the purpose of acquiring and managing various assets.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

AIC Trust

     During 1999, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired a portfolio of equipment leases for $6,854,830. Subsequently, L.P. Seven sold interests in this portfolio at various dates in 1999 to ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, for $1,750,000 and to the Partnership for $3,000,000 at book value, which approximated fair market value at the dates of sale. L.P. Seven recognized no gain or loss on the sale of these interests to either L.P. Six or to the Partnership.

     As a result of the sales of these interests, as of March 31, 2000 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through March 31, 2000 is summarized below:

                                                  March 31, 2000

      Assets                                      $   18,647,975
                                                  ==============

      Liabilities                                 $   11,650,322
                                                  ==============

      Equity                                      $    6,997,653
                                                  ==============

      Partnership's share of equity               $    3,059,232
                                                  ==============

      Net income                                  $      160,247
                                                  ==============

      Partnership's share of income               $       70,104
                                                  ==============

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and L.P. Seven formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and L.P. Seven received a 98.5%, .5%, .5% and
 .5% interest, respectively, in ICON BF. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. Series C, L.P. Six and L.P. Seven's investments in ICON BF have been reflected as "minority interests in joint venture." Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108. No gain or loss was recognized on this transaction.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership, was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1999, 583,184.58 units were admitted representing $58,318,458 of capital contributions. Between January 1, 2000 and March 31, 2000, 105,946.96 additional units were admitted representing $10,594,696 of capital contributions bringing the total admission to 701,131.54 units totaling $70,113,154 in capital contributions.

     The Partnership's portfolio consisted of investments in finance leases, operating leases, unguaranteed residual values and a joint venture, representing 65%, 31%, 2% and 2% of total investments at March 31, 2000, respectively, and 68%, 29%, 1% and 2% of total investments at March 31, 1999, respectively.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     For the three months ended March 31, 2000 the Partnership leased or financed additional equipment and residual interests with an initial cost of $3,458,500. For the three months ended March 31, 1999, the Partnership leased or financed additional equipment with an initial cost of $6,889,069.

     Revenues for the three months ended March 31, 2000 were $3,698,477 representing an increase of $2,769,784. The increase in revenue resulted primarily from an increase in finance income of $1,156,143, an increase in rental income of $1,395,000, an increase in interest income and other of $148,537 and an increase in income from investment in joint venture $70,104. These increases resulted overall from the Partnership continuing to raise capital during 1999 and 2000 and using the funds to invest in equipment and residuals resulting in increases in the Partnership's lease investment portfolios during the twelve month period of April 1999 through March 2000 and an increase in the average cash balances in the 2000 period versus the 1999 period.

     Expenses for the three months ended March 31, 2000 were $3,522,121 representing an increase of $2,599,295. The increase in expenses resulted primarily from increases in interest expense of $1,399,931, depreciation expense of $641,086, amortization of initial direct costs of $245,553, management fees of $156,847 and general and administrative fees of $80,868. The increase in interest expense is due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories is due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during the twelve month period of April 1999 through March 2000 and higher levels of operating activity during the 2000 period.

     Net income for the three months ended March 31, 2000 and 1999 was $176,356 and $5,867, respectively. The net income per weighted average limited partnership unit outstanding was $.27 and $.03 for 2000 and 1999 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were capital contributions, net of offering expenses, of $9,376,306 and $11,335,440, cash provided by operations of $2,020,532 and
$1,346,112 and net proceeds received from non-recourse borrowing of $0 and $4,546,230, respectively. These funds were used to purchase or finance equipment investments to make payments on borrowings and fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations and additional borrowings.

     Cash distributions to limited partners for the three months ended March 31, 2000 and 1999, which were paid monthly, totaled $1,684,579 and $414,229, respectively of which $174,592 and $5,808 was investment income and $1,509,987 and $408,421 was a return of capital, respectively.

     As of March 31, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations, or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000

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

                            ICON Income Fund Eight A L.P.
                            File No. 333-54011 (Registrant)
                            By its General Partner,
                            ICON Capital Corp.




May 12, 2000                /s/ Thomas W. Martin
------------                ---------------------------------------------------
    Date                    Thomas W. Martin
                            Executive Vice President
                            (Principal financial and accounting officer
                            of the General Partner of the Registrant)