Form 10-Q
period 2000-06-30
ICON INCOME FUND EIGHT /DE
filed 2000-08-14
CIK 1061134

`

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                                  June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                           to
                               -------------------------     -------------------

Commission File Number                               333-54011

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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                   June 30,         December 31,
                                                                                      2000                1999
         Assets

Cash                                                                         $       7,526,606  $      5,222,028
                                                                             -----------------  ----------------

Investment in finance leases
   Minimum rents receivable                                                         65,167,810        72,064,245
   Estimated unguaranteed residual values                                           43,679,745        42,536,175
   Initial direct costs                                                              2,411,572         2,327,918
   Unearned income                                                                 (24,630,551)      (27,622,947)
   Allowance for doubtful accounts                                                    (585,000)         (385,000)
                                                                             -----------------  ----------------
                                                                                    86,043,576        88,920,391

Investment in operating leases
   Equipment, at cost                                                               40,688,100        38,671,600
   Accumulated depreciation                                                         (1,899,869)         (594,308)
                                                                             -----------------  ----------------
                                                                                    38,788,231        38,077,292

Investment in unguaranteed residual value                                            3,147,000         1,150,000
                                                                             -----------------  ----------------
Investment in joint venture                                                          3,121,470         2,989,128
                                                                             -----------------  ----------------

Other assets                                                                         1,924,243         1,563,052
                                                                             -----------------  ----------------
Total assets                                                                 $     140,551,126  $    137,921,891
                                                                             =================  ================

          Liabilities and Partners' Equity

Notes payable - non-recourse                                                 $      74,125,685  $     82,790,864
Note payable - line of credit                                                        4,619,319         5,000,000
Security deposits, and other payables                                                1,984,023           521,695
Minority interest in joint venture                                                     141,422           132,909
                                                                             -----------------  ----------------

                                                                                    80,870,449        88,445,468
Partners' equity (deficiency)
   General Partner                                                                     (58,135)          (24,043)
   Limited partners (749,965 and 595,184.58
   units outstanding, $100 per unit original
   issue price in 2000 and 1999, respectively)                                      59,738,812        49,500,466
                                                                             -----------------  ----------------

   Total partners' equity                                                           59,680,677        49,476,423
                                                                             -----------------  ----------------

Total liabilities and partners' equity                                       $     140,551,126  $    137,921,891
                                                                             =================  ================

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations



                                                     For the Three Months             For the Six Months
                                                        Ended June 30,                   Ended June 30,
                                                       2000          1999                 2000          1999
                                                       ----          ----                 ----          ----


Revenues
Finance income                                   $   2,122,349  $   2,346,330       $   4,178,684  $   3,246,522
Rental income                                        1,395,000            -             2,790,000             -
Income from investment in joint venture                 62,238            -               132,342             -
Interest income and other                              144,720         26,541             321,758         55,042
                                                 -------------  -------------       -------------  -------------

   Total revenues                                    3,724,307      2,372,871           7,422,784      3,301,564
                                                     ---------  -------------       -------------  -------------

Expenses
   Interest                                          1,845,713      1,105,184           3,739,431      1,598,971
   Provision for bad debts                             200,000        385,000             200,000        385,000
   Management fees - General Partner                   321,007        111,796             742,232        376,174
   Administrative expense reimbursements
    General Partner                                    130,576         56,641             299,988        149,672
    Depreciation                                       664,475            -             1,305,561             -
    Amortization of initial direct costs               405,792        287,778             706,069        342,502
   General and administrative                          129,215         49,594             221,165         60,676
   Minority interest expense in consolidated
    joint venture                                        4,060          4,673               8,513         10,497
                                                 -------------  -------------       -------------  -------------

Total expenses                                       3,700,838      2,000,666           7,222,959      2,923,492
                                                 -------------  -------------       -------------  -------------

Net income                                       $      23,469  $     372,205       $     199,825  $     378,072
                                                 =============  =============       =============  =============

Net income allocable to:
   Limited partners                              $      23,234  $     368,483       $     197,827  $     374,291
   General Partner                                         235          3,722               1,998          3,781
                                                 -------------  -------------       -------------  -------------

                                                 $      23,469  $     372,205       $     199,825  $     378,072
                                                 =============  =============       =============  =============

Weighted average number of limited
   partnership units outstanding                       725,548        325,087             672,574        263,898
                                                 =============  =============       =============  =============

Net income per weighted average
   limited partnership unit                      $         .03  $        1.13       $         .29  $        1.42
                                                 =============  =============       =============  =============

See accompanying notes to consolidated financial statements.



                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)

Balance at
   December 31, 1998                                               $    11,794,222  $        618  $   11,794,840

Proceeds from issuance
   of limited partnership
   units (458,408 units)                                                45,840,825             -      45,840,825

Sales and offering expenses                                             (5,751,283)            -      (5,751,283)

Cash distributions to partners        $  7.05       $  3.70             (3,632,817)      (37,282)     (3,670,099)

Net income                                                               1,249,519        12,621       1,262,140
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1999                                               $    49,500,466  $    (24,043) $   49,476,423

Proceeds from issuance
   of limited partnership
   units (154,780.42 units)                                             15,478,042          -         15,478,042

Sales and
   offering expenses                                                    (1,827,511)         -         (1,827,511)

Cash distributions to partners        $5.08         $.29                (3,610,012)      (36,090)     (3,646,102)

Net income                                                                 197,827         1,998         199,825
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2000                                                   $    59,738,812  $    (58,135) $   59,680,677
                                                                   ===============  ============  ==============







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                        For the Six Months Ended June 30,
                                   (unaudited)

                                                                                    2000               1999
                                                                                    ----               ----

Cash flows from operating activities:
   Net income                                                                $        199,825    $       378,072
                                                                              ---------------     --------------
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Provisions for bad debts                                                        200,000            385,000
      Finance income portion of receivables paid directly
        to lenders by lessees                                                      (3,268,967)        (2,406,575)
      Interest expense on non-recourse financing paid
        directly by lessees                                                         3,463,423          1,511,474
      Amortization of initial direct costs                                            706,069            342,502
      Minority interest expense                                                         8,513             10,497
      Income from investment in joint venture                                        (132,342)                 -
      Depreciation                                                                  1,305,561                  -
         Change in operating assets and liabilities:
         Account receivables from General Partner                                           -           (233,883)
         Collection of principal  - non-financed receivables                        2,122,679            589,861
         Other assets                                                                (361,191)           (98,468)
         Minority interest in joint venture                                                 -            (57,697)
         Accounts payable to General Partner                                                -         (1,232,922)
         Security deposits, deferred credits and other payables                     1,462,328            478,544
         Other                                                                        161,337             27,350
                                                                             ----------------    ---------------

           Total adjustments                                                        5,667,410           (684,317)
                                                                             ----------------    ----------------

        Net cash provided by operating activities                                   5,867,235           (306,245)
                                                                             ----------------    ----------------

Cash flows from investing activities:
   Equipment and receivables purchased                                             (6,803,896)       (19,194,280)
   Investment in unguaranteed residual value                                       (1,997,000)                 -
   Initial direct costs                                                              (789,723)        (1,270,181)
                                                                             -----------------        -----------

         Net cash used in investing activities                                     (9,590,619)       (20,464,461)
                                                                             -----------------   ---------------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses                 13,650,531         21,502,011
   Net proceeds received from non-recourse borrowings                                       -          5,146,230
   Payments of non-recourse debt                                                   (3,595,786)                 -
   Payments of recourse debt                                                         (380,681)        (5,000,000)
   Cash distributions to partners                                                  (3,646,102)        (1,193,338)
                                                                             ----------------    ---------------

         Net cash provided by financing activities                                  6,027,962         20,454,903
                                                                             ----------------    ---------------

Net increase (decrease) in cash                                                     2,304,578           (315,803)

Cash at beginning of period                                                         5,222,028          2,283,067
                                                                             ----------------    ---------------

Cash at end of period                                                        $      7,526,606    $     1,967,264
                                                                             ================    ===============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the six months ended June 30, 2000 and 1999, non-cash activities included the following:

                                                                                   2000                1999
                                                                                   ----                ----

Fair value of equipment and receivables
   purchased for debt and payables                                           $              -    $   (24,303,461)
Non-recourse notes payable assumed in
   purchase price                                                                           -         22,259,042
Accounts payable - equipment                                                                -          2,044,419

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees                                                            8,532,816          9,071,510
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees                                                                      (8,532,816)        (9,071,510)
                                                                             ----------------    ---------------

                                                                             $              -    $             -
                                                                             ================    ===============

      Interest expense of $3,739,431 and $1,598,971 for the six months ended June 30, 2000 and 1999 consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $3,463,423 and $1,511,474 and interest on the recourse note payable of $276,008 and $87,497, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

2.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2000 and 1999 were as follows:

                                 2000          1999
                                 ----          ----

Underwriting commissions      $  309,561   $  494,062     Charged to Equity
Organization and offering        232,171      730,792     Charged to Equity
Acquisition fees               2,113,656    1,270,181     Capitalized
Management fees                  742,232      376,174     Charged to Operations
Administrative expense
  reimbursements                 299,988      149,672     Charged to Operations
                              ----------   ----------

Total                         $3,697,608   $3,020,881
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

     As a result of the sales of these interests, as of June 30, 2000 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through June 30, 2000 is summarized below:

                                                   June 30, 2000

      Assets                                      $   18,050,244
                                                  ==============

      Liabilities                                 $   10,910,913
                                                  ==============

      Equity                                      $    7,139,331
                                                  ==============

      Partnership's share of equity               $    3,121,470
                                                  ==============

      Net income                                  $      302,631
                                                  ==============

      Partnership's share of income               $      132,342
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

                                  June 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership, was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering is $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1999, 583,184.58 units were admitted representing $58,318,458 of capital contributions. Between January 1, 2000 and May 17, 2000, the date of the final closing of the Partnership's offering, 154,780.42 additional units were admitted representing $15,478,042 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions.

     The Partnership's portfolio consisted of investments in finance leases, operating leases, unguaranteed residual values and a joint venture, representing 66%, 30%, 2% and 2% of total investments at June 30, 2000, respectively, and 68%, 29%, 1% and 2% of total investments at June 30, 1999, respectively.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

     For the three months ended June 20, 2000 the Partnership leased or financed additional equipment and residual interests with an initial cost of $8,800,896. For the three months ended June 30, 2000, the Partnership leased or financed additional equipment with and initial cost of $5,342,396.

     Revenues for the three months ended June 30, 2000 were $3,724,307 representing an increase of $1,351,436 over the three month total for the period ended June 30, 1999. The increase in revenue resulted primarily from an increase in rental income of $1,395,000, an increase in interest income and other of $118,179, and an increase in income from investment in joint venture of $62,238. These increases resulted from the Partnership continuing to raise capital during 1999 and 2000 and using the funds to invest in equipment and residuals resulting in increases in the Partnership's lease investment portfolios during the twelve month period July 1999 through June 2000 and an increase in the average cash balances in the 2000 period versus the 1999 period.

     Expenses for the three months ended June 30, 2000 were $3,700,838 representing an increase of $1,700,172 over the three month total for the period ended June 30, 1999. The increase in expenses resulted primarily from increases in interest expense of $740,529, depreciation expense of $664,475, management fees of $209,211, amortization of initial direct costs of $118,014, general and administrative expenses of $79,621, and administrative fees of $73,935. These increases were partially offset by a decrease in provision for bad debts of $185,000. The increase in interest expense is due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories is due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during the twelve month period of July 1999 through June 2000 and higher levels of operating activity during the 2000 period. Based upon a review of leases within the portfolio, the partnership determined that a $200,000 provision for bad debts was required in the second quarter of 2000.

     Net income for the three months ended June 30, 2000 and 1999 was $23,469 and $372,205, respectively. The net income per weighted average limited partnership unit outstanding was $.03 and $1.13 for 2000 and 1999 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2000


Results of Operations for the Six Months Ended June 30, 2000 and 1999

     Revenues for the six months ended June 30, 2000 were $7,422,784 representing an increase of $4,121,220 over the three month total for the period ended June 30, 1999. The increase in revenue resulted from an increase in rental income of $2,790,000, an increase in finance income of $932,162, an increase in interest income and other of $266,716, and an increase in income from investment in joint ventures of $132,342. These increases resulted from the Partnership continuing to raise capital during 1999 and 2000 and using the funds to invest in equipment and residuals resulting in increases in the Partnership's lease investment portfolios during the twelve month period July 1999 and June 2000 and an increase in the average cash balances in the 2000 period versus the 1999 period.

     Expenses for the six months ended June 30, 2000 were $7,222,959 representing an increase of $4,299,467 over the six month total for the period ended June 30, 1999. The increase in expenses resulted primarily from increases in interest expense of $2,140,460, depreciation expense of $1,305,561, management fees of $366,058, amortization of initial direct costs of $363,567, general and administrative expenses of $160,489, and administrative fees of $150,316. The increase in expenses was partially offset by a decrease in provision for bad debts of $185,000. The increase in interest expense is due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories is due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during the twelve month period of July 1999 through June 2000 and higher levels of operating activity during the 2000 period. Based upon a review of leases within the portfolio, the partnership determined that a $200,000 provision for bad debts was required for the six month period ended June 30, 2000.

     Net income for the six months ended June 30, 2000 and 1999 was $199,825 and $378,072, respectively. The net income per weighted average limited partnership unit outstanding was $0.29 and $1.42 for 2000 and 1999 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The  Partnership's  primary  sources of funds for the six months ended June
30, 2000 and 1999 were capital contributions, net of offering expenses, of $13,650,531 in 2000 and $21,502,011 in 1999, cash provided by operations of $5,867,235 in 2000, and net proceeds received from non-recourse borrowing of $5,146,230 in 1999. These funds were used to purchase or finance equipment investments, to make payments on borrowings and fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from capital contributions, cash from operations and additional borrowings.

     Cash distributions to limited partners for the six months ended June, 2000 and 1999, which were paid monthly, totaled $3,610,012 and $1,181,401, respectively of which $197,827 and $374,291 was investment income and $3,412,185 and $807,110 was a return of capital, respectively.

     As of June 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from the continued offering, operations, or borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

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

                                 ICON Income Fund Eight A L.P.
                                 File No. 333-54011 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.




       August 10, 2000           /s/ Thomas W. Martin
--------------------------       -----------------------------------------------
                Date             Thomas W. Martin
                                 Executive Vice President
                                 (Principal financial and accounting officer
                                 of the General Partner of the Registrant)