Form 10-Q
period 2000-09-30
ICON INCOME FUND EIGHT /DE
filed 2000-11-14
CIK 1061134

`

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                      September 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number                            333-54011
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

                           Consolidated Balance Sheets
                                   (unaudited)


                                                  September 30,    December 31,
                                                      2000             1999
         Assets

Cash .........................................   $   5,720,019    $   5,222,028
                                                 -------------    -------------

Investment in finance leases
   Minimum rents receivable ..................      59,299,810       72,064,245
   Estimated unguaranteed residual values ....      43,012,327       42,536,175
   Initial direct costs ......................       1,389,497        2,327,918
   Unearned income ...........................     (22,200,560)     (27,622,947)
   Allowance for doubtful accounts ...........        (585,000)        (385,000)
                                                 -------------    -------------
                                                    80,916,074       88,920,391

Investment in operating leases
   Equipment, at cost ........................      40,688,100       38,671,600
   Accumulated depreciation ..................      (2,564,344)        (594,308)
                                                 -------------    -------------
                                                    38,123,756       38,077,292

Investment in unguaranteed residual value ....       5,673,696        1,150,000
                                                 -------------    -------------
Investment in joint venture ..................       3,174,308        2,989,128
                                                 -------------    -------------

Other assets .................................         896,559        1,563,052
                                                 -------------    -------------
Total assets .................................   $ 134,504,412    $ 137,921,891
                                                 =============    =============

          Liabilities and Partners' Equity

Notes payable - non-recourse .................   $  71,658,902    $  82,790,864
Note payable - line of credit ................       4,214,173        5,000,000
Security deposits, and other payables ........         856,977          521,695
Minority interest in joint venture ...........         146,023          132,909
                                                 -------------    -------------

                                                    76,876,075       88,445,468
Partners' equity (deficiency)
   General Partner ...........................         (78,372)         (24,043)
   Limited partners (748,685.04 and 595,184.58
   units outstanding, $100 per unit original
   issue price in 2000 and 1999, respectively)      57,706,709       49,500,466
                                                 -------------    -------------

   Total partners' equity ....................      57,628,337       49,476,423
                                                 -------------    -------------

Total liabilities and partners' equity .......   $ 134,504,412    $ 137,921,891
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations



                                                  For the Three Months        For the Nine Months
                                                   Ended September 30,         Ended September 30,
                                                   2000          1999          2000          1999


Revenues
Finance income .............................   $ 2,429,991   $ 2,288,637   $ 6,608,675   $ 5,535,159
Rental income ..............................     1,509,083          --       4,299,083          --
Income from investment in joint venture ....        52,838         4,527       185,180         4,527
Interest income and other ..................        74,721        27,731       396,479        82,772
                                               -----------   -----------   -----------   -----------

   Total revenues ..........................     4,066,633     2,320,895    11,489,417     5,622,458
                                               -----------   -----------   -----------   -----------

Expenses
   Interest ................................     1,872,574     1,083,223     5,612,005     2,682,194
   Provision for bad debts .................          --            --         200,000       385,000
   Management fees - General Partner .......       743,362       378,553     1,485,594       754,727
   Administrative expense reimbursements
    General Partner ........................       311,000       132,979       610,988       282,651
   Depreciation ............................       664,475          --       1,970,036          --
   Amortization of initial direct costs ....       322,352       220,997     1,028,421       563,499
   General and administrative ..............        99,891       132,461       321,056       193,137
   Minority interest expense in consolidated
    joint ventures .........................         4,601         5,060        13,114        15,556
                                               -----------   -----------   -----------   -----------

Total expenses .............................     4,018,255     1,953,273    11,241,214     4,876,764
                                               -----------   -----------   -----------   -----------

Net income .................................   $    48,378   $   367,622   $   248,203   $   745,694
                                               ===========   ===========   ===========   ===========

Net income allocable to:
   Limited partners ........................   $    47,894   $   363,946   $   245,721   $   738,237
   General Partner .........................           484         3,676         2,482         7,457
                                               -----------   -----------   -----------   -----------

                                               $    48,378   $   367,622   $   248,203   $   745,694
                                               ===========   ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding                   748,685       441,905       698,371       323,641
                                               ===========   ===========   ===========   ===========

Net income per weighted average
   limited partnership unit                    $       .06   $       .82   $       .35   $      2.28
                                               ===========  =============  ===========   ===========

See accompanying notes to consolidated financial statements.



                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited    General
                                       Capital       Income          Partners    Partner     Total
                                    (Per weighted average unit)

Balance at
   December 31, 1998                                               $11,794,222  $    618  $11,794,840

Proceeds from issuance
   of limited partnership
   units (458,408 units)                                            45,840,825         -   45,840,825

Sales and offering expenses                                         (5,751,283)        -   (5,751,283)

Cash distributions to partners        $  7.05       $  3.70         (3,632,817)  (37,282)  (3,670,099)

Net income                                                           1,249,519    12,621    1,262,140
                                                                   -----------  --------  -----------

Balance at
   December 31, 1999                                                49,500,466   (24,043)  49,476,423

Net proceeds from issuance
   of limited partnership
   units (153,500.46 units)                                         15,350,046      -      15,350,046

Sales and
   offering expenses                                                (1,765,255)     -      (1,765,255)

Cash distributions to partners        $  7.70       $   .35         (5,624,269)  (56,811)  (5,681,080)

Net income                                                             245,721     2,482      248,203
                                                                   -----------  --------  -----------

Balance at
   September 30, 2000                                              $57,706,709  $(78,372) $57,628,337
                                                                   ===========  ========  ===========







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                     For the Nine Months Ended September 30,
                                   (unaudited)

                                                                      2000            1999
                                                                      ----            ----

Cash flows from operating activities:
   Net income .................................................   $    248,203    $    745,694
                                                                  ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Provision for bad debts .................................        200,000         385,000
      Finance income portion of receivables paid directly
        to lenders by lessees .................................     (4,975,586)     (4,188,513)
      Interest expense on non-recourse financing paid
        directly by lessees ...................................      5,184,677       2,540,009
      Amortization of initial direct costs ....................      1,028,421         563,499
      Minority interest expense ...............................         13,114          15,556
      Income from investment in joint venture .................       (185,180)         (4,527)
      Depreciation ............................................      1,970,036            --
         Change in operating assets and liabilities:
         Collection of principal  - non-financed receivables ..      3,962,513       1,351,490
         Other assets .........................................        666,493        (147,434)
         Minority interest in joint venture ...................           --           (68,192)
         Accounts payable to General Partner ..................           --          (806,298)
         Security deposits, deferred credits and other payables        335,282         222,600
         Other ................................................        (78,637)       (214,809)
                                                                  ------------    ------------

           Total adjustments ..................................      8,121,133        (351,619)
                                                                  ------------    ------------

        Net cash provided by operating activities .............      8,369,336         394,075
                                                                  ------------    ------------

Cash flows from investing activities:
   Equipment and receivables purchased ........................     (5,190,856)    (28,068,663)
   Investment in unconsolidated joint venture .................           --        (3,000,000)
   Investment in unguaranteed residual value ..................     (4,523,696)           --
   Initial direct costs .......................................        (90,000)     (2,799,938)
                                                                  ------------    ------------

         Net cash used in investing activities ................     (9,804,552)    (33,868,601)
                                                                  ------------    ------------


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                     For the Nine Months Ended September 30,
                                   (unaudited)

                                                                          2000            1999
                                                                          ----            ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses     13,584,791      30,916,098
   Net proceeds received from non-recourse borrowings ............           --         4,546,230
   Payments of non-recourse debt .................................     (5,184,677)           --
   Payments of recourse debt - line of credit ....................       (785,827)     (5,000,000)
   Cash distributions to partners ................................     (5,681,080)     (2,285,948)
   Proceeds from note payable - line of credit ...................           --         5,000,000
                                                                     ------------    ------------

         Net cash provided by financing activities ...............      1,933,207      33,176,380
                                                                     ------------    ------------

Net increase (decrease) in cash ..................................        497,991        (298,146)

Cash at beginning of period ......................................      5,222,028       2,283,067
                                                                     ------------    ------------

Cash at end of period ............................................   $  5,720,019    $  1,984,921
                                                                     ============    ============

























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

      For the nine months ended September 30, 2000 and 1999, non-cash activities included the following:

                                                2000           1999
                                                ----           ----
Fair value of equipment and receivables
   purchased for debt and payables ....   $       --      $(57,647,330)
Non-recourse notes payable assumed in
   purchase price .....................           --        53,960,428
Accounts payable - equipment ..........           --         3,686,902

Principal and interest on direct
   finance receivables paid directly
   to lenders by lessees ..............     11,131,962      11,833,443
Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees .........................    (11,131,962)    (11,833,443)
                                          ------------    ------------

                                          $       --      $       --
                                          ============    ============

      Interest expense of $5,612,005 and $2,682,194 for the nine months ended September 30, 2000 and 1999 consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $5,184,677 and $2,540,009 and interest on the recourse note payable of $427,328 and $142,185, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2000

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

2.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2000 and 1999 were as follows:

                                    2000         1999
                                    ----         ----

Underwriting commissions        $  307,001   $  709,241   Charged to Equity
Organization and offering          230,250      999,765   Charged to Equity
Acquisition fees                 2,113,656    2,799,938   Capitalized
Management fees                  1,485,594      754,727   Charged to Operations
Administrative expense
  reimbursements                   610,988      282,651   Charged to Operations
                                ----------   ----------

Total                           $4,747,489   $5,546,322
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

     As a result of the sales of these interests, as of September 30, 2000 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the period of investment through September 30, 2000 is summarized below:

                                          September 30, 2000

Assets                                      $   17,681,716
                                            ==============

Liabilities                                 $  (10,421,507)
                                            ==============

Equity                                      $    7,260,209
                                            ==============

Partnership's share of equity               $    3,174,308
                                            ==============

Net income                                  $      433,509
                                            ==============

Partnership's share of income               $      185,180
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

                               September 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership, was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1999, 583,184.58 units were admitted representing $58,318,458 of capital contributions. Between January 1, 2000 and May 17, 2000, the date of the final closing of the Partnership's offering, 154,780.46 additional units were admitted representing $15,478,042 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. At the end of September 30, 2000, total units outstanding amounted to 748,685.04 as a result of two third quarter 2000 recision transactions involving 1,280 units.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Revenues for the three months ended September 30, 2000 were $4,066,633 representing an increase of $1,745,738 over the three month total for the period ended September 30, 1999. The increase in revenues resulted from increases in rental income of $1,509,083, finance income of $141,354, income from investment in joint venture of $48,311 and interest income and other of $46,990. These increases resulted from the Partnership continuing to raise capital during 1999 and 2000 and using the funds to invest in equipment resulting in increases in the Partnership's lease investment portfolios. The increase in interest income and other resulted from an increase in the average cash balances in the 2000 period versus the 1999 period.

     Expenses for the three months ended September 30, 2000 were $4,018,255 representing an increase of $2,064,982 over the three month total for the period ended September 30, 1999. The increase resulted primarily from increases in interest expense of $789,351, depreciation of $664,475, management fees of $364,809, administrative expense of $178,021 and amortization of initial direct costs of $101,355. The increase in interest expense is due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories is due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during 1999 through September 2000 and higher levels of operating activity during the 2000 period.

     Net income for the three months ended September 30, 2000 and 1999 was $48,378 and $367,622, respectively. The net income per weighted average limited partnership unit outstanding was $.06 and $0.82 for 2000 and 1999 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2000


Results of Operations for the Nine Months Ended September 30, 2000 and 1999

     Revenues for the nine months ended September 30, were $11,489,417 representing an increase of $5,866,959 from 1999. The increase in revenues resulted from increases in rental income of $4,299,083, finance income of $1,073,516, interest income of $313,707 and income from investment in joint venture of $180,653. These increases resulted from the Partnership continuing to raise capital during 1999 and 2000 and using the funds to invest in equipment resulting in increases in the Partnership's lease investment portfolios. The increase in interest income and other resulted from an increase in the average cash balances in the 2000 period versus the 1999 period.

     Expenses for the nine months ended September 30, were $11,241,214 representing an increase of $6,364,450 from 1999. The increase in expenses resulted primarily from increases in interest expense of $2,929,811, depreciation expense of $1,970,036, management fees of $730,867, amortization of initial direct costs of $464,922, administrative expense of $328,337 and general and administrative expense of $127,919. These increases were partially offset by a decrease in the provision for bad debts of $185,000. The increase in interest expense is due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories is due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during 1999 through September 2000 and higher levels of operating activity during the 2000 period. The decrease in the provision for bad debts was the result of determinations made of the level of reserves required during the 1999 and 2000 periods.

     Net income for the nine months ended September 30, 2000 and 1999 was $248,203 and $745,694, respectively. The net income per weighted average limited partnership unit outstanding was $.35 and $2.28 for 2000 and 1999, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 2000 and 1999 were capital contributions, net of offering expenses, of $13,584,791 in 2000 and $30,916,098 in 1999, and cash provided by operations of $8,369,336 in 2000. These funds were used to purchase or finance equipment investments, to make payments on borrowings and fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing funds from operations and additional borrowings.

     Cash distributions to limited partners for the nine months ended September, 2000 and 1999, which were paid monthly, totaled $5,624,269 and $2,262,516, respectively.

     As  of  September   30,  2000  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2000.

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



November 10, 2000                   /s/ Thomas W. Martin
-----------------                   --------------------------------------------
      Date                          Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)