Form 10-K
period 2000-12-31
ICON INCOME FUND EIGHT /DE
filed 2001-03-30
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                         to
                               ------------------------   ----------------------

Commission File Number                          333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-4006824
---------------------------------         --------------------------------------
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

                                                                 [X] Yes [ ] No

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

                                TABLE OF CONTENTS

Item                                                                     Page

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      4

4.   Submission of Matters to a Vote of Security Holders                    4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                5

6.   Selected Financial and Operating Data                                  5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  6-8

8.   Consolidated Financial Statements and Supplementary Data            9-26

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   27

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    27-28

11.  Executive Compensation                                                29

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        29

13.  Certain Relationships and Related Transactions                        29

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       30

SIGNATURES                                                                 31

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. During the year ended December 31, 2000, 3,221.15 units were reacquired. Total outstanding units at December 31, 2000, were 746,743.89.

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

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

     The Partnership had two and four lessees which accounted for 10% or more of total revenue during the years ended December 31, 2000 and 1999, respectively. A lease of a coal-handling facility to Portland General Electric and an aircraft leased to KLM Royal Dutch Airlines generated 19% and 29%, respectively, of total revenue during the year ended December 31, 2000. In the year ended December 31, 1999, equipment leased to Portland General Electric, KLM Royal Dutch Airlines, Oxford Health Plans, Inc. and BP Amoco Corp. generated 26%, 15%, 14% and 12%, respectively, of total revenue.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the period ended December 31, 2000 the Partnership purchased $5,135,357 of equipment. The equipment purchased subject to lease includes $3,174,357 and $1,961,000 of equipment leased to E*Trade and Sabena Airlines, respectively. In addition, the Partnership invested $1,997,000 to acquire an option to purchase an interest in a lease of an offshore drilling rig with Rowan Companies and $2,526,696 in residual interests related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom.

     In 2000, the Partnership acquired a 2% interest in a joint venture ("ICON Aircraft 24846, LLC") with two other affiliates acquiring the remaining joint venture interests. The Partnership also acquired a 1% interest in a joint venture ("ICON Cheyenne, LLC") with three other affiliates acquiring the remaining joint venture interests.

     The Partnership owned a portfolio of leased equipment with an original equipment cost of $150,532,330 and $136,275,272 at December 31, 2000 and 1999,
respectively. These equipment cost totals include the Partnership's proportionate share of equipment held in the AIC Trust and ICON Boardman Funding LLC joint ventures.

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the year ended 2000.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                             Number of Equity Security Holders
       Title of Class                                as of December 31,
       --------------                        ---------------------------------

                                                 2000                 1999
                                                 ----                 ----

      Limited Partners                          2,900                2,430
      General Partner                               1                    1

Item 6.  Selected Consolidated Financial and Operating Data
         --------------------------------------------------

                                                                             Period Ended
                                              Years Ended December 31,       December 31,
                                              ------------------------       -----------
                                                  2000         1999            1998 (1)
                                                  ----         ----            ----

Total revenue .............................   $14,229,916   $9,131,846         $46,998
                                              ===========   ==========         =======

Net income ................................   $   102,001   $1,262,140         $27,205
                                              ===========   ==========         =======

Net income allocable to limited partners ..   $   100,981   $1,249,519         $26,933
                                              ===========   ==========         =======

Net income allocable to the General Partner   $     1,020   $   12,621         $   272
                                              ===========   ==========         =======

Weighted average limited partnership
   units outstanding ......................       710,779      337,936          95,236
                                              ===========   ==========         =======

Net income per weighted average
   limited partnership unit ...............   $       .14   $     3.70         $   .28
                                              ===========   ==========         =======

Distributions to limited partners .........   $ 7,640,879   $3,632,817         $64,728
                                              ===========   ==========         =======

Distributions to the General Partner ......   $    77,127   $   37,282         $   654
                                              ===========   ==========         =======


                                               December 31,
                               ------------------------------------------
                                   2000           1999           1998
                                   ----           ----           ----

Total assets                   $130,291,422   $137,921,891   $ 47,129,579
                               ============   ============   ============

Partners' equity               $ 55,293,693   $ 49,476,423   $ 11,794,840
                               ============   ============   ============

(1) No data is presented for periods prior to 1998 since the Partnership commenced operations on October 14, 1998, the initial closing date. Revenue and income in 1998 does not reflect a full year's operations.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. During the year ended December 31, 2000, 3,221.15 units were reacquired. Total outstanding units at December 31, 2000, were 746,743.89.

Results of Operations for the Period Ended December 31, 2000 and 1999

     For the years ended December 31, 2000 and 1999, the Partnership purchased subject to lease equipment with an initial cost of $5,135,357 and $92,843,212 involving two and twelve lessees, respectively. In addition, the Partnership invested $1,997,000 to acquire an option to purchase an interest in a lease of an offshore drilling rig with Rowan Companies and $2,526,696 in residual interests related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom.

     Revenues  for  the  year  ended   December   31,  2000  were   $14,229,916,
representing an increase of $5,098,070 from 1999. The increase in revenues resulted primarily from an increase in rental income of $3,380,439, finance income of $1,367,361, and interest income and other of $107,490. Income from investment in joint ventures for 2000 was $231,909, compared to a loss of $10,871 in 1999. These increases are due primarily to the Partnership's higher average outstanding lease investment portfolio in 2000, which resulted from equipment acquisition activity in 1999 and 2000.

     Expenses for the year ended December 31, 2000 were $14,127,915 representing an increase of $6,258,209 from 1999. The increase in expenses resulted primarily from increases in interest expense of $2,963,399, depreciation expense of $2,051,995, management fees of $905,802, administrative expense reimbursements - General Partner of $405,715 and general and administrative of $183,983. These increases were partially offset by a decrease in the provision for doubtful accounts of $185,000 and amortization of initial direct costs of $65,758. The increase in interest expense was due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories was due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during 1999 and 2000 and higher levels of operating activity during the 2000 period. The decrease in the provision for bad debts was the result of determinations made of the level of reserves required during the 1999 and 2000 periods.

     Net income for the years ended  December 31, 2000 and 1999 was $102,001 and
$1,262,140,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $.14 and $3.70 for 2000 and 1999, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Results of Operations for the Period Ended December 31, 1999

     For the period ended December 31, 1999, the Partnership purchased subject to lease equipment with an initial cost of $92,843,212 involving twelve lessees.

     Net income for the period ended December 31, 1999 was $1,262,140. The net income per weighted average limited partnership unit was $3.70. Revenues for the period December 31, 1999 were $9,131,846.

Results of Operations for the Period Ended December 31, 1998

     As the Partnership commenced operations on October 14, 1998, results for 1998 do not reflect a full year's activity.

     For the period ended December 31, 1998, the Partnership purchased subject to lease equipment with an initial cost of $47,233,168 involving three lessees. Simultaneously with the acquisition of the Portland General Electric lease (see
Note 3), rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108.

     Net income for the period ended December 31, 1998 was $27,205. The net income per weighted average limited partnership unit was $.28. Revenues for the period ended December 31, 1998 were $46,998.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 2000, 1999 and 1998 were capital contributions, net of offering expenses of $13,711,906, $40,089,524 and $11,832,017, respectively, net cash generated from operations of $9,073,044, $1,825,719 and $1,610,077, respectively. These funds along with borrowings assumed on equipment purchases were used to purchase or finance leases, investment in residuals and investments in joint ventures of $9,818,207, $96,993,212 and $47,233,168, respectively, and to fund cash distributions. The Partnership intends to continue to purchase equipment and fund cash distributions utilizing cash from operations and additional borrowings.

     Cash distributions to the limited partners, which were paid monthly, aggregated $7,640,879 in 2000 and $3,632,817 in 1999. The monthly distribution rate in 2000 and 1999 was 10.75% (on an annualized basis) of which .14% and 3.7% was investment income and 10.61% and 7.05% was a return of capital, calculated as a percentage of each limited partner's initial capital contribution. Distributions were calculated based on the number of days each investment unit was in the Partnership.

     As of December 31, 2000, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of December 31, 2000 was $3,594,026. The Partnership believes the risk associated with rising interest rates under this line is immaterial.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 8.  Consolidated Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                     Page Number

Independent Auditors' Report                                              11

Consolidated Balance Sheet as of December 31, 2000 and 1999               12

Consolidated Statement of Operations for the Years
  Ended December 31, 2000, 1999
  and for the Period July 9, 1997
  (date of inception) to December 31, 1998                                13

Consolidated Statement of Changes in Partners'
  Equity for the Years Ended December 31, 2000,
  1999 and for the Period July 9, 1997
  (date of inception) to December 31, 1998                             14-15

Consolidated Statement of Cash Flows for the Years
  Ended December 31, 2000, 1999
  and for the Period July 9, 1997 (date of inception)
  to December 31, 1998                                                 16-18

Notes to Consolidated Financial Statements                             19-26

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Income Fund Eight A L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight A L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statement of operations, changes in partners' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period July 9, 1997 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period July 9, 1997 (date of inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ KPMG LLP
                                    -------------------------------------------
                                    KPMG LLP



March 28, 2001
New York, New York

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                  December 31,

                                                             2000             1999
                                                             ----             ----
Assets

Cash                                                    $   3,205,892    $   5,222,028
                                                        -------------    -------------

Investment in finance leases
   Minimum rents receivable                                54,638,052       72,064,245
   Estimated unguaranteed residual values                  43,012,329       42,536,175
   Initial direct costs                                     1,698,552        2,327,918
   Unearned income                                        (19,821,123)     (27,622,947)
   Allowance for doubtful accounts                           (585,000)        (385,000)
                                                        -------------    -------------
                                                           78,942,810       88,920,391

Investment in operating leases
   Equipment, at cost                                      40,688,100       38,671,600
   Accumulated depreciation                                (3,240,611)        (594,308)
                                                        -------------    -------------
                                                           37,447,489       38,077,292

Investments in unguaranteed residual values                 5,673,696        1,150,000
                                                        -------------    -------------

Investments in joint ventures                               3,379,870        2,989,128
                                                        -------------    -------------

Other assets                                                1,641,665        1,563,052
                                                        -------------    -------------

Total assets                                            $ 130,291,422    $ 137,921,891
                                                        =============    =============

Liabilities and Partners' Equity

Notes payable - non-recourse                               69,520,569       82,790,864
Note payable - line of credit                               3,594,026        5,000,000
Security deposits and other                                 1,197,193          521,695
Accounts payable - General Partner and affiliate              537,085             --
Minority interests in joint venture                           148,856          132,909
                                                        -------------    -------------
                                                           74,997,729       88,445,468

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                           (100,150)         (24,043)
   Limited partners (746,743.89 and 595,184.58 units
     outstanding, $100 per unit original issue price)      55,393,843       49,500,466
                                                        -------------    -------------

     Total partners' equity                                55,293,693       49,476,423
                                                        -------------    -------------

Total liabilities and partners' equity                  $ 130,291,422    $ 137,921,891
                                                        =============    =============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

             For the Years Ended December 31, 2000, 1999 and for the Period July 9, 1997 (date of inception) to December 31, 1998

                                                          2000          1999          1998
                                                          ----          ----          ----
Revenues

   Finance income                                     $ 8,988,112   $ 7,620,751    $    23,869
   Rental income                                        4,759,939     1,379,500           --
   Interest income and other                              249,956       142,466         23,129
   Income (loss) from investments in joint ventures       231,909       (10,871)          --
                                                      -----------   -----------    -----------

   Total revenues                                      14,229,916     9,131,846         46,998
                                                      -----------   -----------    -----------

Expenses

   Interest                                             7,361,127     4,397,728          4,590
   Depreciation                                         2,646,303       594,308           --
   Amortization of initial direct costs                   819,348       885,106          3,179
   Management fees - General Partner                    1,836,953       931,151            395
   Administrative expense
     reimbursements - General Partner                     751,073       345,358            956
   Provision for doubtful accounts                        200,000       385,000           --
   General and administrative                             497,164       313,181         10,673
   Minority interest expense                               15,947        17,874           --
                                                      -----------   -----------    -----------

   Total expenses                                      14,127,915     7,869,706         19,793
                                                      -----------   -----------    -----------

Net income                                            $   102,001   $ 1,262,140    $    27,205
                                                      ===========   ===========    ===========

Net income allocable to:
   Limited partners                                   $   100,981   $ 1,249,519    $    26,933
   General Partner                                          1,020        12,621            272
                                                      -----------   -----------    -----------

                                                      $   102,001   $ 1,262,140    $    27,205
                                                      ===========   ===========    ===========

Weighted average number of limited
   partnership units outstanding                          710,779       337,936         95,236
                                                      ===========   ===========    ===========

Net income per weighted average
   limited partnership unit                           $       .14   $      3.70    $       .28
                                                      ===========   ===========    ===========







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

             For the Years Ended December 31, 2000, 1999 and for the Period from July 9, 1997 (date of inception) to December 31, 1998

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

        Consolidated Statement of Changes in Partners' Equity - Continued

                                  Limited Partner Distributions

                                     Return of    Investment       Limited      General
                                      Capital       Income         Partners     Partner     Total
                                   (Per weighted average unit)

Proceeds from issuance
   of limited partnership
   units (154,770.46 units)                                       15,477,046        -     15,477,046

Sales and offering expenses                                       (1,765,140)       -     (1,765,140)

Cash distributions to partners        $ 10.61       $ .14         (7,640,879)   (77,127)  (7,718,006)

Reacquired units (3,221.15)                                         (278,631)       -       (278,631)

Net income                                                           100,981      1,020      102,001
                                                                 -----------  ---------  -----------

Balance at
   December 31, 2000                                             $55,393,843  $(100,150) $55,293,693
                                                                 ===========  =========  ===========

























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                        For the Years Ended December 31,
                   2000, 1999 and for the Period July 9, 1997
                    (date of inception) to December 31, 1998

                                                                     2000            1999            1998
                                                                     ----            ----            ----

Cash flows from operating activities:
   Net income                                                    $    102,001    $  1,262,140    $     27,205
                                                                 ------------    ------------    ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees                                       (6,614,810)     (5,939,302)         (6,266)
     Interest expense on non-recourse financing paid
       directly by lessees                                          3,565,575       4,142,210           4,590
     Depreciation                                                   2,646,303         594,308            --
     Amortization of initial direct costs                             819,348         885,106           3,179
     Minority interest expense                                         15,947          17,874            --
     (Income) loss from investment in joint venture                  (231,909)         10,871            --
     Provision for doubtful accounts                                  200,000         385,000            --
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables           7,194,739       2,826,053          47,915
       Other assets                                                   (78,613)     (1,518,394)        (44,658)
       Minority interests in joint ventures                              --           (55,845)        170,880
       Accounts payable to General Partner and affiliates, net        537,085      (1,232,922)      1,232,922
       Security deposits and other                                    675,498         348,777         172,918
       Other                                                          241,558          99,843           1,392
                                                                 ------------    ------------    ------------

         Total adjustments                                          8,970,721         563,579       1,582,872
                                                                 ------------    ------------    ------------

       Net cash provided by operating activities                    9,072,722       1,825,719       1,610,077
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
   Equipment purchased                                             (2,255,107)    (40,110,867)    (18,479,739)
   Initial direct costs                                              (181,214)     (1,799,189)     (1,417,014)
   Investments in joint ventures                                     (158,832)     (3,000,000)           --
   Investments in unguaranteed residual values                     (4,523,696)     (1,150,000)           --
                                                                 ------------    ------------    ------------

       Net cash used in investing activities                       (7,118,849)    (46,060,056)    (19,896,753)
                                                                 ------------    ------------    ------------









                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)


                                                                  2000            1999           1998
                                                                  ----            ----           ----

Cash flows from financing activities:
   Initial partners' capital contribution                            --             2,000
   Issuance of limited partnership units,
     net of offering expenses                                  13,711,906      40,089,542      11,832,017
   Reacquisition of limited partnership units                    (278,631)           --              --
   Proceeds from note payable - line of credit                       --              --         5,000,000
   Payment recourse debt                                       (1,405,974)           --         3,801,108
   Net proceeds from non-recourse borrowing                          --        10,753,855            --
   Payment of non-recourse debt                                (8,279,304)           --              --
   Cash distributions to partners                              (7,718,006)     (3,670,099)        (65,382)
                                                             ------------    ------------    ------------

       Net cash (used in) provided by financing activities     (3,970,009)     47,173,298      20,569,743
                                                             ------------    ------------    ------------

Net (decrease) increase in cash                                (2,016,136)      2,938,961       2,283,067

Cash at beginning of the period                                 5,222,028       2,283,067            --
                                                             ------------    ------------    ------------

Cash at end of year                                          $  3,205,892    $  5,222,028    $  2,283,067
                                                             ============    ============    ============






















See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the periods ended December 31, 2000, 1999 and 1998, non-cash activities included the following:

                                                             2000            1999           1998
                                                             ----            ----           ----

Fair value of equipment and receivables
   purchased for debt                                   $ (2,880,250)   $(52,732,345)   $(28,753,429)
Non-recourse notes payable assumed in purchase price       2,880,250      52,732,345      28,753,429

Principal and interest on direct finance receivables
  paid directly to lenders by lessees                     11,436,816       9,453,355            --
Principal and interest on non-recourse financing paid
  directly to lenders by lessees                         (11,436,816)     (9,453,355)           --
                                                        ------------    ------------    ------------

                                                        $       --      $       --      $       --
                                                        ============    ============    ============

     Interest expense of $7,361,127 and $4,397,728 for the twelve months ended December 31, 2000 and 1999 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $3,565,575 and $4,142,210, respectively, and other interest of $3,795,552 and $255,518, respectively.
























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.   Organization

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. During the year ended December 31, 2000, 3,221.15 units were reacquired. Total outstanding units at December 31, 2000, were 746,743.89.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities is limited to 13.5% of gross proceeds up to $25,000,000, 12.5% of gross proceeds from $25,000,000 to
$50,000,000 and 11.5% of gross offering proceeds from $50,000,000 to $75,000,000. Such offering expenses aggregated $9,363,039 (including $537,217, $2,833,241 and $752,325 paid to the General Partner or its affiliates in 2000, 1999 and 1998, respectively), (see Note 8) and were charged directly to limited partners' equity.

     Profits, losses, cash distributions and disposition proceeds will be allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

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

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and depreciated on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to eight years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residuals of certain assets at cost (which is at least equal to market value) until sale of the equipment, at which time a gain or loss will be recognized on each transaction. No income will be recognized until the underlying equipment is sold. (See Note 6 for discussion of investment in estimated unguaranteed residual value.)

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments, except for lease related instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and certain liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial instruments, other than lease related investments, approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market rate.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed four joint ventures discussed below for the purpose of acquiring and managing various assets.

     The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. The Partnership, Series C, L.P. Six and L.P. Seven received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. Series C, L.P. Six and L.P. Seven's investments in ICON BF have been reflected as "minority interests in joint venture." Simultaneously with the acquisition of the Portland General Electric lease by ICON BF, the rent in excess of the senior debt payments was acquired by L.P. Six for $3,801,108. No gain or loss was recognized on this transaction. On March 30, 1999 ICON BF acquired L.P. Six's investment in a portion of the rent in excess of the senior debt payments for $3,097,637 and financed with a third party, all of the rent receivable in excess of the senior debt payments. ICON BF received $7,643,867 from the financing. The proceeds of the financing, net of the purchase of L.P. Six's investment, were distributed to the members of ICON BF.

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     As a result of the sales of these interests, as of December 31, 2000 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture is summarized below:

                                      December 31, 2000      December 31, 1999
                                      -----------------      -----------------

Assets                                $    16,677,641        $     22,058,522
                                      ===============        ================

Liabilities                           $     9,311,356        $     15,221,822
                                      ===============        ================

Equity                                $     7,366,285        $      6,836,700
                                      ===============        ================

Partnership's share of equity         $     3,220,716        $      2,989,129
                                      ===============        ================

                                                                  Dates of
                                         Year Ended          Investments Through
                                      December 31, 2000       December 31, 1999
                                      -----------------       -----------------

Net income (loss)                     $       529,585        $        (18,130)
                                      ===============        ================

Partnership's share of
  net income (loss)                   $       231,587        $        (10,871)
                                      ===============        ================

ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846, LLC ("ICON Aircraft") for the purpose of acquiring an investment in an aircraft with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. This aircraft is subject to an operating lease with Scandinavian Airlines System. The Partnership has a 2% interest, with L.P. Seven and Fund Eight B having 2% and 96% interests, respectively. The Partnership accounts for its investment under the equity method of accounting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of the joint venture as of and for the period of investment through December 31, 2000 is summarized below:

                                                       December 31, 2000

Assets                                                  $    44,450,734
                                                        ===============

Liabilities                                             $    42,193,269
                                                        ===============

Equity                                                  $     2,257,465
                                                        ===============

Partnership's share of equity                           $        45,149
                                                        ===============

Net income                                              $        16,100
                                                        ===============

Partnership's share of net income                       $           322
                                                        ===============

ICON Cheyenne LLC

     In 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, L.P. Seven and Fund Eight B received a 1%, 1%, 10.31% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the period of investment through December 31, 2000 is summarized below:

                                                     December 31, 2000

Assets                                                $    29,705,716
                                                      ===============

Liabilities                                           $    18,304,565
                                                      ===============

Equity                                                $    11,401,151
                                                      ===============

Partnership's share of equity                         $       114,005
                                                      ===============

Net income                                            $         -
                                                      ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases are as follows:

                       Year
                       ----
                       2001                        $   21,689,244
                       2002                            13,147,333
                       2003                             9,957,198
                       2004                             5,332,650
                       2005                             4,511,627
                                                   --------------
                                                   $   54,638,052
                                                   ==============

5.       Investment in Operating Leases

     In 1999 the Partnership acquired two Boeing 737-400 aircraft for a total cost of $37,600,000. One aircraft is currently leased to The Boeing Company through May 2003. The other aircraft is presently being remarketed for re-lease. In 2000 the Partnership acquired aircraft rotables for a total cost of $1,961,000. The aircraft rotables are leased to Sabena Airlines through January 2003.

     The investment in operating leases at December 31, 2000 and 1999 consisted of the following:


                                                   2000           1999
                                                   ----           ----

Equipment beginning of year                   $ 38,671,600    $       --

Equipment acquisitions                           1,961,000      37,600,000

Initial direct costs                                55,500       1,071,600
                                              ------------    ------------

Equipment cost, end of year                   $ 40,688,100    $ 38,671,600

Accumulated depreciation, beginning of year       (594,308)           --

Depreciation                                    (2,646,303)       (594,308)
                                              ------------    ------------

Accumulated depreciation, end of year           (3,240,611)       (594,308)
                                              ------------    ------------

Investment in operating lease, end of year    $ 37,447,489    $ 38,077,292
                                              ============    ============

6.   Investments in Unguaranteed Residual Values

     In the year ended December 31, 2000, the Partnership invested $1,997,000 to acquire an interest in an off-shore oil drilling rig subject to lease with Rowan Companies and $2,526,696 for residual interests related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom. The Partnership also has an option to acquire an interest in an aircraft engine and related components subject to lease with American Airlines. The Partnership purchased this option in 1999 for a cost of $1,150,000.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Notes Payable

     Notes payable consists of notes payable non-recourse, which are being paid directly to the lenders by the lessees, and note payable-line of credit. The notes bear interest at rates ranging from 7.49% to 10.0%.

     The Partnership entered into a line of credit agreement (the "Facility") with a lender in December 1998. The maximum amount available under the Facility is $5,000,000. The Facility is secured by eligible receivables and residuals and bears interest at the rate of Prime plus one half percent. At December 31, 2000, the prime rate was 9.5% and the Partnership had $3,594,026 outstanding under the Facility. The Facility expires April 2001 and is renewable on a yearly basis.

     The above notes mature as follows:

                 Notes Payable      Note Payable
     Year        Non-Recourse        Recourse             Total

     2001        $15,852,156        $ 3,594,026        $19,446,182
     2002          9,290,608               --            9,290,608
     2003         30,137,090               --           30,137,090
     2004         10,903,480               --           10,903,480
     2005          3,337,235               --            3,337,235
                 -----------        -----------        -----------
                 $69,520,569        $ 3,594,026        $73,114,595
                 ===========        ===========        ===========

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 2000, 1999 and 1998 were as follows:

                              2000         1999         1998
                              ----         ----         ----
Organization and
  offering expenses        $  230,236   $1,642,852   $  478,752   Charged to equity
Underwriting commissions      306,981    1,190,389      273,573   Charged to equity
Acquisition fees            2,149,370    2,327,918    1,417,014   Capitalized
Management fees             1,836,953      931,151          395   Charged to operations
Administrative expense
  reimbursements              751,073      345,358          956   Charged to operations
                           ----------   ----------   ----------

                           $5,274,613   $6,437,668   $2,170,690
                           ==========   ==========   ==========

     The   Partnership  has  investments  in  four  joint  ventures  with  other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the period ended December 31, 2000, 1999 and 1998:

                                           2000           1999            1998
                                           ----           ----            ----

Net income per financial statements   $    102,001    $  1,262,140    $     27,205

Differences due to:
  Direct finance leases                  8,988,112       7,620,751          15,665
  Depreciation                         (17,135,716)    (12,974,252)     (1,995,119)
  Provision for losses                    (200,000)       (385,000)           --
  Loss on sale of equipment                   --          (279,835)           --
  Interest expense                      (1,060,868)     (1,383,573)           --
  Other                                 (1,155,319)        575,068            --
                                      ------------    ------------    ------------

Partnership (loss) for
 federal income tax purposes          $(10,461,790)   $ (5,564,701)   $ (1,952,249)
                                      ============    ============    ============

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $55,293,693 compared to the partners' capital accounts for federal income tax purposes of $45,322,710 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation, provision for losses and interest expense.

10.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                                                For the Quarters Ended
                                         --------------------------------------------------------------

                                            March 31,         June 30,      September 30,   December 31,
                                            --------          -------       ------------    -----------

2000
     Revenues                            $    3,698,477   $    3,724,307   $    4,066,633   $ 2,740,499
                                         ==============   ==============   ==============   ===========

     Net income (loss) allocable to
       limited partners                  $      174,592   $       23,234   $       47,894   $  (144,739)
                                         ==============   ==============   ==============   ===========

     Net income (loss) per weighted
       average limited partnership unit  $         0.27   $         0.03   $         0.06   $     (0.22)
                                         ==============   ==============   ==============   ===========

1999
     Revenues                            $      928,693   $    2,372,871   $    2,320,895   $ 3,509,387
                                         ==============   ==============   ==============   ===========

     Net income allocable to
       limited partners                  $        5,808   $      368,483   $      363,946   $   511,282
                                         ==============   ==============   ==============   ===========

     Net income per weighted
       average limited partnership unit  $         0.03   $         1.13   $         0.82   $      1.72
                                         ==============   ==============   ==============   ===========

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

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

       Beaufort J.B. Clarke     Chairman, Chief Executive Officer and Director

       Paul B. Weiss            President and Director

       Thomas W. Martin         Executive Vice President and Director

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 10.  Continued

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December, 31, 2000, 1999 and 1998.

                                                  Type of
      Entity                Capacity           Compensation           2000        1999       1998
      ------                --------           ------------           ----        ----       ----

ICON Capital Corp.       General Partner    Organization and
                                              offering expenses   $  230,236  $1,642,852  $  478,752
ICON Securities Corp.    Dealer-Manager     Underwriting
                                              commissions            306,981   1,190,389     273,573
ICON Capital Corp.       Manager            Acquisition fees       2,149,370   2,327,918   1,417,014
ICON Capital Corp.       General Partner    Management fees        1,836,953     931,151         395
ICON Capital Corp.       General Partner    Administrative
                                              expense
                                              reimbursements         751,073     345,358         956
                                                                  ----------  ----------  ----------

                                                                  $5,274,613  $6,437,668  $2,170,690
                                                                  ==========  ==========  ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 23, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

      Title                                                            Percent
    of Class               Amount Beneficially Owned                   of Class
    --------               -------------------------                   --------

General Partner     Represents initially a 1% and potentially a          100%
  Interest          10% interest in the Partnership's income,
                    gain and loss deductions.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     None other than those disclosed in Item 11 herein.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 2000.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2000


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

                                 ICON Income Fund Eight A L.P.
                                 File No. 333-54011 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 28, 2001             /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 2001            /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Date:  March 28, 2001            /s/ Paul B. Weiss
                                 -----------------------------------------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 28, 2001            /s/ Thomas W. Martin
                                 -----------------------------------------------
                                 Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.