Form 10-Q
period 2001-03-31
ICON INCOME FUND EIGHT /DE
filed 2001-05-15
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                       March 31, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                        333-54011
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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                March 31,     December 31,
                                                                 2001            2000
                                                                 ----            ----
         Assets

Cash ....................................................   $   1,269,632    $   3,205,892
                                                            -------------    -------------

Investment in finance leases
   Minimum rents receivable .............................      46,946,151       54,638,052
   Estimated unguaranteed residual values ...............      43,012,329       43,012,329
   Initial direct costs .................................       1,476,194        1,698,552
   Unearned income ......................................     (17,806,871)     (19,821,123)
   Allowance for doubtful accounts ......................        (585,000)        (585,000)
                                                            -------------    -------------
                                                               73,042,803       78,942,810

Investment in operating leases
   Equipment, at cost ...................................      40,688,100       40,688,100
   Accumulated depreciation .............................      (3,557,492)      (3,240,611)
                                                            -------------    -------------
                                                               37,130,608       37,447,489

Investment in unguaranteed residual value ...............       5,673,696        5,673,696
                                                            -------------    -------------

Investment in joint venture .............................       3,442,589        3,379,870
                                                            -------------    -------------

Other assets ............................................       1,556,631        1,641,665
                                                            -------------    -------------

Total assets ............................................   $ 122,115,959    $ 130,291,422
                                                            =============    =============

          Liabilities and Partners' Equity

Notes payable - non-recourse ............................   $  64,120,188    $  69,520,569
Note payable - line of credit ...........................       3,186,389        3,594,026
Security deposits and other payables ....................         627,778        1,197,193
Accounts payable - General Partner and affiliate ........         770,640          537,085
Minority interest in joint venture ......................         153,519          148,856
                                                            -------------    -------------

                                                               68,858,514       74,997,729
Partners' equity (deficiency)
   General Partner ......................................        (119,693)        (100,150)
   Limited partners (746,568.89 and 746,743.89
   units outstanding, $100 per unit original issue price)      53,377,138       55,393,843
                                                            -------------    -------------

   Total partners' equity ...............................      53,257,445       55,293,693
                                                            -------------    -------------

Total liabilities and partners' equity ..................   $ 122,115,959    $ 130,291,422
                                                            =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                 2001         2000
                                                                 ----         ----

Revenues
   Finance income .........................................   $2,014,251   $2,170,397
   Rental income ..........................................      778,382    1,395,000
   Income from investment in joint venture ................       62,719       70,104
   Interest income and other ..............................       37,516       62,976
                                                              ----------   ----------

   Total revenues .........................................    2,892,868    3,698,477
                                                              ----------   ----------

Expenses
   Interest ...............................................    1,491,837    1,893,718
   Management fees - General Partner ......................      498,903      421,225
   Administrative expense reimbursements - General Partner       199,899      169,412
   Depreciation ...........................................      316,881      641,086
   Amortization of initial direct costs ...................      222,358      300,277
   General and administrative .............................      156,787       91,950
   Minority interest expense in consolidated joint ventures        4,663        4,453
                                                              ----------   ----------

Total expenses ............................................    2,891,328    3,522,121
                                                              ----------   ----------

Net income ................................................   $    1,540   $  176,356
                                                              ==========   ==========

Net income allocable to:
   Limited partners .......................................        1,525      174,592
   General Partner ........................................           15        1,764
                                                              ----------   ----------

                                                              $    1,540   $  176,356
                                                              ==========   ==========

Weighted average number of limited
   partnership units outstanding ..........................      746,686      648,158
                                                              ==========   ==========

Net income per weighted average
   limited partnership unit ...............................   $     --     $      .27
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment         Limited        General
                                       Capital       Income           Partners       Partner       Total
                                    (Per weighted average unit)

Balance at
   December 31, 1999                                               $ 49,500,466    $ (24,043)   $49,476,423

Proceeds from issuance
   of limited partnership
   units (154,770.46 units)                                          15,477,046          -       15,477,046

Sales and offering expenses                                          (1,765,140)         -       (1,765,140)

Cash distributions to partners        $ 10.61       $   .14          (7,640,879)     (77,127)    (7,718,006)

Reacquired units (3,221.15)                                            (278,631)         -         (278,631)

Net income                                                              100,981        1,020        102,001
                                                                   ------------    ---------    -----------

Balance at
   December 31, 2000                                                 55,393,843     (100,150)    55,293,693

Cash distributions
   to partners                        $  2.69       $   -            (2,006,876)     (19,558)    (2,026,434)

Reacquired units (175.00)                                               (11,354)         -          (11,354)

Net income                                                                1,525           15          1,540
                                                                   ------------    ---------    -----------

Balance at
   March 31, 2001                                                  $ 53,377,138    $(119,693)   $53,257,445
                                                                   ============    =========    ===========








See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                         2001           2000
                                                                         ----           ----
Cash flows from operating activities:
   Net income ....................................................   $     1,540    $   176,356
                                                                     -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees .....................................    (2,199,782)    (1,660,094)
     Interest expense on non-recourse financing paid
       directly by lessees .......................................     1,146,020      1,741,527
     Amortization of initial direct costs ........................       222,358        300,277
     Minority interest expense ...................................         4,663          4,453
     Income from investment in joint venture .....................       (62,719)       (70,104)
     Depreciation ................................................       316,881        641,086
     Change in operating assets and liabilities:
       Collection of principal - non-financed receivables ........     1,312,644        963,730
       Other assets ..............................................        85,034        312,902
       Accounts payable to General Partner .......................       233,556         77,518
       Security deposits, deferred credits and other payables ....      (569,415)       897,666
       Other .....................................................       380,560     (1,364,785)
                                                                     -----------    -----------

         Total adjustments .......................................       869,800      1,844,176
                                                                     -----------    -----------

       Net cash provided by operating activities .................       871,340      2,020,532
                                                                     -----------    -----------

Cash flows from investing activities:
   Equipment and receivables purchased ...........................          --       (2,016,500)
   Investment in unguaranteed residual value .....................          --       (1,442,000)
                                                                     -----------    -----------

       Net cash used in investing activities .....................          --       (3,458,500)
                                                                     -----------    -----------

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses          --        9,376,306
   Payments of non-recourse debt .................................      (362,175)    (3,646,221)
   Payments of recourse debt - line of credit ....................      (407,637)          --
   Cash distributions to partners ................................    (2,026,434)    (1,701,226)
   Redeemed units ................................................       (11,354)          --
                                                                     -----------    -----------

       Net cash (used in) provided by financing activities .......    (2,807,600)     4,028,859
                                                                     -----------    -----------

Net (decrease) increase in cash ..................................    (1,936,260)     2,590,891

Cash at beginning of period ......................................     3,205,892      5,222,028
                                                                     -----------    -----------

Cash at end of period ............................................   $ 1,269,632    $ 7,812,919
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the three months ended March 31, 2001 and 2000, non-cash activities included the following:

                                                           2001           2000
                                                           ----           ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees .............   $ 6,184,226    $ 7,183,953
Principal and interest on non-recourse debt paid
   directly to lenders by lessees ..................    (6,184,226)    (7,183,953)
                                                       -----------    -----------

                                                       $      --      $      --
                                                       ===========    ===========

     Interest expense of $1,491,837 and $1,893,718 for the three months ended March 31, 2001 and 2000 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $1,146,020 and $1,741,527 and other interest of $345,817 and $152,191, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2001

                                   (unaudited)
1.    Basis of Presentation

     The consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.    Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                2001         2000
                                ----         ----

Underwriting commissions      $   -      $  211,894    Charged to Equity
Organization and offering         -         158,920    Charged to Equity
Acquisition fees                  -         610,500    Capitalized
Management fees                498,903      421,225    Charged to Operations
Administrative expense
  reimbursements               199,899      169,412    Charged to Operations
                              --------   ----------

Total                         $698,802   $1,571,951
                              ========   ==========

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures.)

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

     As a result of the sales of these interests, as of March 31, 2001 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the three months ended March 31, 2001 is summarized below:

                                                   March 31, 2001

       Assets                                      $   13,936,750
                                                   ==============

       Liabilities                                 $    6,439,033
                                                   ==============

       Equity                                      $    7,497,717
                                                   ==============

       Partnership's share of equity               $    3,278,191
                                                   ==============

                                                For the Three Months
                                                Ended March 31, 2001

       Net income                                  $      131,431
                                                   ==============

       Partnership's share of income               $       57,475
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

     Information as to the financial position and results of operations of the joint venture as of and for the three months ended March 31, 2001 is summarized below:

                                                  March 31, 2001

         Assets                                   $    43,782,355
                                                  ===============

         Liabilities                              $    41,406,021
                                                  ===============

         Equity                                   $     2,376,334
                                                  ===============

         Partnership's share of equity            $        47,526
                                                  ===============

                                                For the Three Months
                                                Ended March 31, 2001

         Net income                               $       118,868
                                                  ===============

         Partnership's share of net income        $         2,377
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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of the joint venture as of and for the three months ended March 31, 2001 is summarized below:

                                                       March 31, 2001

         Assets                                        $    28,044,339
                                                       ===============

         Liabilities                                   $    16,356,405
                                                       ===============

         Equity                                        $    11,687,934
                                                       ===============

         Partnership's share of equity                 $       116,872
                                                       ===============

                                                     For the Three Months
                                                     Ended March 31, 2001

         Net income                                    $       286,784
                                                       ===============

         Partnership's share of net income             $         2,867
                                                       ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and December 31, 1999, 583,184.58 units were admitted representing $58,318,458 of capital contributions. Between January 1, 2000 and May 17, 2000, the date of the final closing of the Partnership's offering, 154,780.46 additional units were admitted representing $15,478,042 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. During the year ended December 31, 2000, 3,221.15 units were reacquired. Total outstanding units at December 31, 2000 were 746,743.89. During the quarter ended March 31, 2001, 175 units were reacquired. Total outstanding units at March 31, 2001 were 746,568.89.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     For the three months ended March 31,2001 the Partnership did not lease or finance any equipment. For the three months ended March 31, 2000, the Partnership leased or financed equipment and residual interests with an initial cost of $3,458,500.

     Revenues for the three months ended March 31, 2001 were $2,892,868 representing a decrease of $805,609. The decrease in revenue resulted primarily from a decrease in rental income of $616,618 due to the expiration of an aircraft lease in the fourth quarter of 2000, with the re-lease of the aircraft commencing in April 2001 to a new lessee for a four year term.

     Expenses for the three months ended March 31, 2001 were $2,891,328, representing a decrease of $630,793. The decrease in expenses resulted primarily from a decrease in interest expense of $401,881 and depreciation expense of $324,205. The decrease in interest expense is due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in depreciation expense is due to the Partnership's reassessment of the estimated fair market value of one of its two aircraft at the end of its initial lease term. Based on the estimated fair value of the aircraft at the end of its renewal lease period, depreciation expense is lower by approximately $65,000 for the quarter than what was recorded during the 2000 period. The renewal lease commenced in the fourth quarter of 2000.

     Depreciation expense also decreased as a result of no depreciation expense being recorded for the Partnership's other aircraft while it was being held for re-lease in the first quarter of 2001. Depreciation on this aircraft in the prior year period was $259,000. The Partnership determined that the fair value of this aircraft exceeded its net book value and accordingly no additional depreciation expense was recorded until the re-lease of the aircraft. The Partnership re-leased this aircraft in April 2001.

     Net income for the three months ended March 31, 2001 and 2000 was $1,540 and $176,356, respectively. The net income per weighted average limited partnership unit was $0 and $.27 for the 2001 and 2000 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary source of funds for the three months ended March 31, 2001 was cash provided by operations of $871,340. The Partnership's primary sources of funds for the three months ended March 31, 2000 were capital contributions net of offering expenses, of $9,376,306 and cash provided by operations of $2,020,532. Funds provided for the three months ended March 31, 2001 were used to fund scheduled debt payments and cash distributions. Funds provided in 2000 were utilized to purchase equipment subject to lease and to fund scheduled debt payments and cash distributions. The Partnership intends to continue to purchase equipment subject to lease and fund cash distributions utilizing cash from operations and borrowings.

     Cash distributions to limited partners for the three months ended March 31, 2001 and 2000, which were paid monthly, totaled $2,006,876 and $1,684,579, respectively.

     As of March 31, 2001 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of March 31, 2001 was $3,186,389. The Partnership believes the risk associated with rising interest rates under this line is not significant.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                                    ICON Income Fund Eight A L.P.
                                    File No. 333-54011 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




     May 11, 2001                   /s/ Thomas W. Martin
----------------------              --------------------------------------------
         Date                       Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)