Form 10-Q
period 2001-06-30
ICON INCOME FUND EIGHT /DE
filed 2001-08-10
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                         333-54011
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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                 June 30,      December 31,
                                                                   2001            2000
                                                                   ----            ----
         Assets

Cash                                                          $   2,322,401    $   3,205,892
                                                              -------------    -------------

Investment in finance leases
   Minimum rents receivable                                      41,833,763       54,638,052
   Estimated unguaranteed residual values                        43,012,329       43,012,329
   Initial direct costs                                           1,304,611        1,698,552
   Unearned income                                              (15,891,935)     (19,821,123)
   Allowance for doubtful accounts                                 (585,000)        (585,000)
                                                              -------------    -------------
                                                                 69,673,768       78,942,810

Investment in operating leases
   Equipment, at cost                                            41,634,209       40,688,100
   Accumulated depreciation                                      (4,269,623)      (3,240,611)
                                                              -------------    -------------
                                                                 37,364,586       37,447,489

Investments in unguaranteed residual value                        4,344,354        5,673,696
                                                              -------------    -------------

Investment in joint ventures                                      3,501,782        3,379,870
                                                              -------------    -------------

Other assets                                                      2,302,997        1,641,665
                                                              -------------    -------------

Total assets                                                  $ 119,509,888    $ 130,291,422
                                                              =============    =============

         Liabilities and Partners' Equity

Notes payable - non-recourse                                  $  61,347,152    $  69,520,569
Note payable - line of credit                                     3,437,818        3,594,026
Security deposits and other payables                              1,899,373        1,197,193
Accounts payable - General Partner and affiliate                       --            537,085
Minority interest in joint venture                                  159,353          148,856
                                                              -------------    -------------

                                                                 66,843,696       74,997,729
Partners' equity (deficiency)
   General Partner                                                 (126,200)        (100,150)
   Limited partners (746,318.89 and 746,743.89
     units outstanding, $100 per unit original issue price)      52,792,392       55,393,843
                                                              -------------    -------------

   Total partners' equity                                        52,666,192       55,293,693
                                                              -------------    -------------

Total liabilities and partners' equity                        $ 119,509,888    $ 130,291,422
                                                              =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                                 For the Three Months       For the Six Months
                                                    Ended June 30,            Ended June 30,
                                                  2001         2000          2001        2000
                                                  ----         ----          ----        ----

Revenues
Finance income                                 $1,914,937   $2,122,349   $3,929,188   $4,178,684
Rental income                                   1,407,720    1,471,042    2,186,102    2,980,105
Income from investment in joint ventures           59,193       62,238      121,912      132,342
Interest income and other                          11,043       68,678       48,559      131,653
Gain on sale of investment in
  unguaranteed residual                         1,219,910         --      1,219,910         --
                                               ----------   ----------   ----------   ----------

   Total revenues                               4,612,803    3,724,307    7,505,671    7,422,784
                                               ----------   ----------   ----------   ----------

Expenses
   Interest                                     1,475,548    1,845,713    2,967,385    3,739,431
   Depreciation                                   712,131      664,475    1,029,012    1,305,561
   Management fees - General Partner              461,895      321,007      960,798      742,232
   Administrative expense reimbursements
    General Partner                               185,886      130,576      385,785      299,988
   Amortization of initial direct costs           171,584      405,792      393,942      706,069
   General and administrative                     152,870      129,215      309,657      221,165
   Minority interest expense in consolidated
    joint venture                                   5,834        4,060       10,497        8,513
   Provision for bad debts                           --        200,000         --        200,000
                                               ----------   ----------   ----------   ----------

   Total expenses                               3,165,748    3,700,838    6,057,076    7,222,959
                                               ----------   ----------   ----------   ----------

Net income                                     $1,447,055   $   23,469   $1,448,595   $  199,825
                                               ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners                            $1,432,584   $   23,234   $1,434,109   $  197,827
   General Partner                                 14,471          235       14,486        1,998
                                               ----------   ----------   ----------   ----------

                                               $1,447,055   $   23,469   $1,448,595   $  199,825
                                               ==========   ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding                  746,444      725,548      746,565      672,574
                                               ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit                    $     1.92   $      .03   $     1.92   $      .29
                                               ==========   ==========   ==========   ==========




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                      Return of    Investment        Limited     General
                                       Capital       Income          Partners    Partner      Total
                                    (Per weighted average unit)

Balance at
   December 31, 1999                                               $49,500,466  $ (24,043) $49,476,423

Proceeds from issuance
   of limited partnership
   units (154,770.46 units)                                         15,477,046        -     15,477,046

Sales and offering expenses                                         (1,765,140)       -     (1,765,140)

Cash distributions to partners        $ 10.61       $   .14         (7,640,879)   (77,127)  (7,718,006)

Reacquired units (3,221.15)                                           (278,631)       -       (278,631)

Net income                                                             100,981      1,020      102,001
                                                                   -----------  ---------  -----------

Balance at
   December 31, 2000                                                55,393,843   (100,150)  55,293,693

Cash distributions
   to partners                        $  3.46       $  1.92         (4,013,132)   (40,536)  (4,053,668)

Reacquired units (425.00)                                              (22,428)                (22,428)

Net income                                                           1,434,109     14,486    1,448,595
                                                                   -----------  ---------  -----------

Balance at
   June 30, 2001                                                   $52,792,392  $(126,200) $52,666,192
                                                                   ===========  =========  ===========







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                   2001           2000
                                                                   ----           ----
Cash flows from operating activities:
   Net income                                                  $ 1,448,595    $   199,825
                                                               -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Finance income portion of receivables paid directly
      to lenders by lessees                                     (3,014,325)    (3,268,967)
     Interest expense on non-recourse financing paid
      directly by lessees                                        2,735,396      3,463,423
     Amortization of initial direct costs                          393,942        706,069
     Gain on sale of investment in unguaranteed residual        (1,219,910)          --
     Minority interest expense                                      10,497          8,513
     Income from investment in joint venture                      (121,912)      (132,342)
     Depreciation                                                1,029,012      1,305,561
     Provision for doubtful accounts                                  --          200,000
     Change in operating assets and liabilities:
      Collection of principal - non-financed receivables         2,681,277      2,122,679
      Other assets                                                (661,332)      (361,191)
      Security deposits, deferred credits and other payables       702,180      1,462,328
      Accounts payable - General Partner and affiliates           (537,085)          --
      Other                                                           --          161,337
                                                               -----------    -----------

        Total adjustments                                        1,997,740      5,667,410
                                                               -----------    -----------

     Net cash provided by operating activities                   3,446,335      5,867,235
                                                               -----------    -----------

Cash flows from investing activities:
   Initial direct costs                                               --         (789,723)
   Equipment and receivables purchased                            (946,109)    (6,803,896)
   Investment in unguaranteed residual value                          --       (1,997,000)
   Proceeds from sale of investments in unguaranteed
     residual value                                              2,549,252           --
                                                               -----------    -----------

     Net cash provided by (used in) investing activities         1,603,143     (9,590,619)
                                                               -----------    -----------





                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                          2001           2000
                                                                          ----           ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses           --        13,650,531
   Proceeds from non-recourse debt borrowings                           1,012,555            --
   Payments of non-recourse debt                                       (2,713,220)     (3,595,786)
   Payments of recourse debt - line of credit                            (156,208)       (380,681)
   Cash distributions to partners                                      (4,053,668)     (3,646,102)
   Redeemed units                                                         (22,428)           --
                                                                     ------------    ------------

     Net cash (used in) provided by financing activities               (5,932,969)      6,027,962
                                                                     ------------    ------------

Net (decrease) increase in cash                                          (883,491)      2,304,578

Cash at beginning of period                                             3,205,892       5,222,028
                                                                     ------------    ------------

Cash at end of period                                                $  2,322,401    $  7,526,606
                                                                     ============    ============























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2001 and 2000, non-cash activities included the following:

                                                           2001           2000
                                                           ----           ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                 $ 9,208,148    $ 8,532,816
Principal and interest on non-recourse debt paid
   directly to lenders by lessees                       (9,208,148)    (8,532,816)
                                                       -----------    -----------

                                                       $      --      $      --
                                                       ===========    ===========

     Interest expense of $2,967,385 and $3,739,431 for the six months ended June 30, 2001 and 2000 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $2,735,396 and $3,463,423 and other interest of $231,989 and $276,008, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                                 2001         2000
                                 ----         ----

Underwriting commissions      $     -      $  309,561     Charged to Equity
Organization and offering           -         232,171     Charged to Equity
Acquisition fees                    -       2,113,656     Capitalized
Management fees                  960,798      742,232     Charged to Operations
Administrative expense
  reimbursements                 385,785      299,988     Charged to Operations
                              ----------   ----------

Total                         $1,346,583   $3,697,608
                              ==========   ==========

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

     As a result of the sales of these interests, as of June 30, 2001 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the six months ended June 30, 2001 and 2000 is summarized below:

                                     June 30, 2001            June 30, 2000
                                     -------------            -------------

Assets                              $    13,804,295         $     18,050,244
                                    ===============         ================

Liabilities                         $     6,185,052         $     10,910,913
                                    ===============         ================

Equity                              $     7,619,243         $      7,139,331
                                    ===============         ================

Partnership's share of equity       $     3,331,335         $      3,121,470
                                    ===============         ================

                                  For the Six Months       For the Six Months
                                  Ended June 30, 2001      Ended June 30, 2000

Net income                          $       252,958         $        302,631
                                    ===============         ================

Partnership's share of income       $       110,619         $        132,342
                                    ===============         ================

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

     Information as to the financial position and results of operations of the joint venture as of and for the six months ended June 30, 2001 is summarized below:

                                             June 30, 2001
                                             -------------

Assets                                      $    43,113,975
                                            ===============

Liabilities                                 $    40,602,464
                                            ===============

Equity                                      $     2,511,511
                                            ===============

Partnership's share of equity               $        50,230
                                            ===============

                                           For the Six Months
                                          Ended June 30, 2001

Net income                                  $       254,046
                                            ===============

Partnership's share of net income           $         5,081
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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of the joint venture as of and for the six months ended June 30, 2001 is summarized below:

                                                        June 30, 2001
                                                        -------------

 Assets                                                $    26,577,444
                                                       ===============

 Liabilities                                           $    14,555,068
                                                       ===============

 Equity                                                $    12,022,376
                                                       ===============

 Partnership's share of equity                         $       120,217
                                                       ===============

                                                     For the Six Months
                                                     Ended June 30, 2001

 Net income                                            $       621,225
                                                       ===============

 Partnership's share of net income                     $         6,212
                                                       ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 and 2000 were $4,612,803 and $3,724,307 representing an increase of $888,496. This increase in revenue resulted primarily from a 2001 gain on sale of an investment in unguaranteed residual value of equipment of $1,219,910, which was offset in part by decreases in finance income of $207,412 and rental income of $63,322. Finance income decreased as a result of a lower average lease investment portfolio in 2001. Rental income decreased as a result of slightly lower lease rates in 2001 as compared to 2000.

     Expenses for the three months ended June 30, 2001 and 2000 were $3,165,748 and $3,700,838, representing a decrease of $535,090. The decrease in expenses resulted primarily from decreases in interest expense of $370,165, amortization of initial direct costs of $234,208 and provision for bad debts of $200,000. These decreases were partially offset by increases in depreciation of $47,656, management fees - General Partner of $140,888 and administrative expense reimbursements - General Partner of $55,310. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. Amortization of initial direct costs decreased due to a decline in the average size of the finance lease portfolio. The decrease in the provision for bad debts was the result of determinations made of the level of reserves required during the 2000 and 2001 periods. Depreciation expense increased as a result of a higher average investment in operating leases in the 2001 period. Management fees - General Partner and administrative expense reimbursements - General Partner increased due to the management of a higher level of rental streams from the combined finance lease, operating lease and investment in unguaranteed residual value portfolios.

     Net income for the three months ended June 30, 2001 and 2000 was $1,447,055 and $23,469, respectively. The net income per weighted average limited partnership unit was $1.92 and $.03 for the 2001 and 2000 periods, respectively.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 and 2000 were $7,505,671 and $7,422,784, representing an increase of $82,887. This increase in revenue resulted primarily from a gain on sale of an investment in the unguaranteed residual value of equipment of $1,219,910, which was offset in part by a decrease in finance income of $249,496 and rental income of $794,003. Finance income decreased as a result of a lower average lease investment portfolio in 2001. Rental income decreased as a result of the expiration of an aircraft lease in the fourth quarter of 2000, with the release of the aircraft commencing in the second quarter of 2001 for a four year term.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

     Expenses for the six months ended June 30, 2001 and 2000 were $6,057,076 and $7,222,959, representing a decrease of $1,165,883. Expenses decreased primarily due to a decrease in interest expense of $772,046, depreciation of $276,549, amortization of initial direct costs of $312,127 and provision for bad debts of $200,000. These decreases were partially offset by increased in management fees - General Partner of $218,566 and administrative expense reimbursement - General Partner of $85,797. Interest expense decreased due to a decrease in average debt outstanding from 2000 to 2001. Depreciation decreased as a result of the off-lease aircraft in the first quarter of 2001. Amortization of initial direct costs decreased due to a decline in the average size of the finance lease portfolio. The decrease in provision for bad debts was the result of determinations made of the level of reserves required during the applicable periods. Management fees - General Partner and administrative expense reimbursements - General Partner increased due to the management of a higher level of rental streams from the combined finance lease, operating lease and investment in unguaranteed residual value portfolios.

     Net income for the six months ended June 30, 2001 and 2000 was $1,448,595 and $199,825, respectively. The net income per weighted average limited partnership unit was $1.92 and $.29 for the 2001 and 2000 periods, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the six months ended June 30, 2001 was cash provided by operations of $3,446,395 and proceeds from sale of unguaranteed residual value of $2,549,252. The Partnership's primary sources of funds for the six months ended June 30, 2000 were capital contributions net of offering expenses, of $13,650,531 and cash provided by operations of $5,867,235. Funds provided for the six months ended June 30, 2001 were used to fund scheduled debt payments and cash distributions. Funds provided in 2000 were utilized to purchase equipment subject to lease and to fund scheduled debt payments and cash distributions. The Partnership intends to continue to purchase equipment subject to lease and fund cash distributions utilizing cash from operations and borrowings.

     Cash distributions to limited partners for the six months ended June 30, 2001 and 2000, which were paid monthly, totaled $4,013,132 and $3,610,012, respectively.

     As of June 30, 2001 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of June 30, 2001 was $3,437,818. The Partnership believes the risk associated with rising interest rates under this line is not significant.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                                     ICON Income Fund Eight A L.P.
                                     File No. 333-54011 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




      August 10, 2001                /s/ Thomas W. Martin
-----------------------------        -------------------------------------------
               Date                  Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)