Form 10-Q
period 2001-09-30
ICON INCOME FUND EIGHT /DE
filed 2001-11-14
CIK 1061134

.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                    September 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                        333-54011
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


                   100 Fifth Avenue, New York, New York 10011
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                               September 30,    December 30,
                                                                   2001            2000
                                                                   ----            ----
         Assets

Cash ......................................................   $   1,553,082    $   3,205,892
                                                              -------------    -------------

Investment in finance leases
   Minimum rents receivable ...............................      35,860,836       54,638,052
   Estimated unguaranteed residual values .................      42,113,943       43,012,329
   Initial direct costs ...................................       1,087,562        1,698,552
   Unearned income ........................................     (13,919,139)     (19,821,123)
   Allowance for doubtful accounts ........................        (585,000)        (585,000)
                                                              -------------    -------------
                                                                 64,558,202       78,942,810

Investment in operating leases
   Equipment, at cost .....................................      41,833,811       40,688,100
   Accumulated depreciation ...............................      (5,027,437)      (3,240,611)
                                                              -------------    -------------
                                                                 36,806,374       37,447,489

Investments in unguaranteed residual value ................       4,287,193        5,673,696
                                                              -------------    -------------

Investments in joint ventures .............................       3,354,305        3,379,870
                                                              -------------    -------------

Other assets ..............................................       2,151,868        1,641,665
                                                              -------------    -------------

Total assets ..............................................   $ 112,711,024    $ 130,291,422
                                                              =============    =============

         Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $  57,962,855    $  69,520,569
Note payable - line of credit .............................       2,428,290        3,594,026
Security deposits and other payables ......................       1,533,187        1,197,193
Accounts payable - General Partner and affiliates .........            --            537,085
Minority interests in joint venture .......................         108,470          148,856
                                                              -------------    -------------

                                                                 62,032,802       74,997,729
Partners' equity (deficiency)
   General Partner ........................................        (145,839)        (100,150)
   Limited partners (745,943.89 and 746,743.89
     units outstanding, $100 per unit original issue price)      50,824,061       55,393,843
                                                              -------------    -------------

   Total partners' equity .................................      50,678,222       55,293,693
                                                              -------------    -------------

Total liabilities and partners' equity ....................   $ 112,711,024    $ 130,291,422
                                                              =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                                  For the Three Months        For the Nine Months
                                                   Ended September 30,        Ended September 30,
                                                   2001          2000          2001         2000
                                                   ----          ----          ----         ----

Revenues
Finance income .............................   $ 1,831,394   $ 2,429,991   $ 5,760,582   $ 6,608,675
Rental income ..............................     1,420,309     1,509,083     3,606,411     4,299,083
Income from investment in joint ventures ...        87,289        52,838       209,201       185,180
Interest income and other ..................         7,814        74,721        56,373       396,479
Gain on sale of equipment ..................        32,757          --          32,757          --
Gain on sale of investment in
  unguaranteed residual ....................          --            --       1,219,910          --
                                               -----------   -----------   -----------   -----------

   Total revenues ..........................     3,379,563     4,066,633    10,885,234    11,489,417
                                               -----------   -----------   -----------   -----------

Expenses
   Interest ................................     1,526,447     1,872,574     4,493,832     5,612,005
   Depreciation ............................       757,814       664,475     1,786,826     1,970,036
   Management fees - General Partner .......       508,716       743,362     1,469,514     1,485,594
   Administrative expense reimbursements
    General Partner ........................       203,655       311,000       589,440       610,988
   Amortization of initial direct costs ....       159,688       322,352       553,630     1,028,421
   General and administrative ..............       156,767        99,891       466,424       321,056
   Minority interest expense in consolidated
    joint venture ..........................         4,921         4,601        15,418        13,114
   Provision for bad debts .................          --            --            --         200,000
                                               -----------   -----------   -----------   -----------

   Total expenses ..........................     3,318,008     4,018,255     9,375,084    11,241,214
                                               -----------   -----------   -----------   -----------

Net income (loss) ..........................   $    61,555   $    48,378   $ 1,510,150   $   248,203
                                               ===========   ===========   ===========   ===========

Net income allocable to:
   Limited partners ........................   $    60,939   $    47,894   $ 1,495,048   $   245,721
   General Partner .........................           616           484        15,102         2,482
                                               -----------   -----------   -----------   -----------

                                               $    61,555   $    48,378   $ 1,510,150   $   248,203
                                               ===========   ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding ...........       746,131       748,685       746,344       698,371
                                               ===========   ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ................   $       .08   $       .06   $      2.00   $       .35
                                               ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                                   Limited Partner Distributions

                                     Return of    Investment         Limited        General
                                      Capital       Income           Partners       Partner       Total
                                  (Per weighted average unit)

Balance at
   December 31, 1999                                               $49,500,466    $ (24,043)   $49,476,423


Proceeds from issuance
   of limited partnership
   units (154,770.46 units)                                         15,477,046          -       15,477,046

Sales and offering expenses                                         (1,765,140)         -       (1,765,140)

Cash distributions to partners        $ 10.61       $   .14         (7,640,879)     (77,127)    (7,718,006)

Reacquired units (3,221.15)                                           (278,631)         -         (278,631)

Net income                                                             100,981        1,020        102,001
                                                                   -----------    ---------    -----------

Balance at
   December 31, 2000                                                55,393,843     (100,150)    55,293,693

Cash distributions
   to partners                        $  6.07       $  2.00         (6,017,563)     (60,791)    (6,078,354)

Redeemed units (800.00)                                                (47,267)                    (47,267)

Net income                                                           1,495,048       15,102      1,510,150
                                                                   -----------    ---------    -----------

Balance at
   September 30, 2001                                              $50,824,061    $(145,839)   $50,678,222
                                                                   ===========    ==========   ===========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                              2001            2000
                                                                              ----            ----
Cash flows from operating activities:
   Net income                                                              $ 1,510,150    $   248,203
                                                                           -----------    -----------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
     Provision for bad debts                                                      --          200,000
    Finance income portion of receivables paid directly                           --
     to lenders by lessees                                                  (4,453,425)    (4,975,586)
    Rental income paid directly to lender by lessee                         (3,198,566)    (4,185,000)
    Interest expense on non-recourse financing paid
     directly by lessees                                                     4,316,336      5,184,677
    Amortization of initial direct costs                                       553,630      1,028,421
    Gain on sale of equipment                                                  (32,757)          --
    Gain on sale of investment in unguaranteed residual                     (1,219,910)          --
    Minority interest expense                                                   15,418         13,114
    Income from investment in joint venture                                   (209,201)      (185,180)
   Depreciation                                                              1,786,826      1,970,036
    Change in operating assets and liabilities:
    Collection of principal non-financed receivables                         3,657,674      3,962,513
    Other assets                                                              (510,203)       666,493
    Security deposits, deferred credits and other payables                     335,994        335,282
    Accounts payable - General Partner and affiliates                         (537,085)          --
    Other                                                                      (17,195)       (78,637)
                                                                           -----------    -----------

      Total adjustments                                                        487,536      3,936,133
                                                                           -----------    -----------

   Net cash provided by operating activities                                 1,997,686      4,184,336
                                                                           -----------    -----------

Cash flows from investing activities:
      Equipment and receivables purchased                                   (1,145,711)    (5,190,856)
     Distribution from investment in joint venture                             234,766           --
      Proceeds from sale of investment of unguaranteed residual              2,606,413           --
      Proceeds from sale of equipment                                        2,344,649           --
      Investment in unguaranteed residual value                                   --       (4,523,696)
     Acquisition of minority interest in consolidated joint venture            (55,804)          --
      Initial direct costs                                                        --          (90,000)
                                                                           -----------    -----------

   Net cash provided by investing activities                                 3,984,313     (9,804,552)
                                                                           -----------    -----------


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                          2001           2000
                                                                          ----           ----

Cash flows from financing activities:
   Issuance of limited partnership units, net of offering expenses           --        13,584,791
   Net proceeds from non-recourse borrowings                            1,012,555            --
   Payments of non-recourse debt                                       (1,356,007)       (999,677)
   Payments of recourse debt - line of credit                          (1,165,736)       (785,827)
   Cash distributions to partners                                      (6,078,354)     (5,681,080)
   Redeemed units                                                         (47,267)           --
                                                                     ------------    ------------

     Net cash (used in) financing activities                           (7,634,809)      6,118,207
                                                                     ------------    ------------

Net (decrease) increase in cash                                        (1,652,810)        497,991

Cash at beginning of period                                             3,205,892       5,222,028
                                                                     ------------    ------------

Cash at end of period                                                $  1,553,082    $  5,720,019
                                                                     ============    ============























See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)




Supplemental Disclosure of Cash Flow Information

     For the nine months ended September 30, 2001 and 2000, non-cash activities included the following:

                                                                  2001            2000
                                                                  ----            ----

Principal and interest on direct
   Finance receivables paid directly to lenders by lessees   $ 12,332,032    $ 12,131,639

Rental income assigned - operating lease receivables            3,198,566       4,185,000

Principal and interest on non-recourse financing paid
directly to lenders by lessees                                (15,530,598)    (16,316,639)
                                                             ------------    ------------

                                                             $      --       $       --
                                                             ============    ============

     Interest expense of $4,493,832 and $5,612,005 for the nine months ended September 30, 2001 and 2000 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $4,316,336 and $5,184,677 and other interest of $177,496 and $427,328, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2001

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2001 and 2000 were as follows:

                                  2001          2000
                                  ----          ----

 Underwriting commissions      $    --      $  307,001   Charged to Equity
 Organization and offering          --         230,250   Charged to Equity
 Acquisition fees                   --       2,113,656   Capitalized
 Management fees                1,469,514    1,485,594   Charged to Operations
 Administrative expense
   reimbursements                 589,440      610,988   Charged to Operations
                               ----------   ----------

 Total                         $2,058,954   $4,747,489
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






                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued


 .


     The joint venture described below is majority owned and is consolidated with the Partnership:


ICON Boardman Funding L.L.C.

     In December 1998 the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), L.P. Six and L.P. Seven formed ICON Boardman Funding L.L.C. ("ICON BF"), for the purpose of acquiring a lease with Portland General Electric. The purchase price totaled $27,421,810, and was funded with cash and non-recourse debt assumed in the purchase price. In the third quarter 2001, the Partnership, L.P. Six and L.P. Seven acquired Series C's interest in 2001 at a cost of $56,370, which approximated market value. Series C recognized no gain or loss on the sale of its interest. The $56,370 purchase price was funded by the Partnership, L.P. Six and L.P. Seven in accordance with their remaining interests in ICON BF. The Partnership's share of the purchase price was $55,804. The remaining interests in ICON BF as of and on September 30, 2001 are 98.995%, .5025%, .5025% for the Partnership, L.P. Six, and the L.P. Seven, respectively. The Partnership's financial statements include 100% of the assets and liabilities of ICON BF. L.P. Six and L.P. Seven's investments in ICON BF have been reflected as "Minority interests in joint venture".

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

     As a result of the sales of these interests, as of September 30, 2001 the Partnership and L.P. Six owned interests aggregating 43.73% and 25.51% in the lease portfolio with L.P. Seven owning a 30.76% interest at that date. The lease portfolio is owned and operated as a joint venture ("AIC Trust"). Profits, losses, excess cash and disposition proceeds are allocated based upon the
Partnerships'   percentage   ownership  interests  in  the  venture  during  the
respective periods the Partnerships held such interests. The Partnership accounts for its investment under the equity method of accounting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued





     Information  as  to  the  unaudited   financial  position  and  results  of
operations of the venture as of and for the nine months ended September 30, 2001 and 2000 is summarized below:

                                      September 30, 2001    September 30, 2000
                                      ------------------    ------------------

Assets                                  $    13,405,657      $     17,681,716
                                        ===============      ================

Liabilities                             $     6,138,074      $     10,421,507
                                        ===============       ===============

Equity                                  $     7,267,583      $      7,260,209
                                        ===============      ================

Partnership's share of equity           $     3,178,114      $      3,174,308
                                        ===============      ================

                                      Nine Months Ended     Nine Months Ended
                                      September 30, 2001    September 30, 2000
                                      ------------------    ------------------


Net Income                              $       439,449      $        433,509
                                        ===============      ================

Partnership's share of income           $       192,171      $        185,180
                                        ===============      ================

Distributions                           $       536,853      $          -
                                        ===============      ================

Partnerships share of distributions     $       234,766      $          -
                                        ===============      ================

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued




ICON Aircraft 24846, LLC

     In the fourth quarter of 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846, LLC ("ICON Aircraft") for the purpose of acquiring an investment in an aircraft with a purchase price of $44,515,416, which was funded with cash and non-recourse debt assumed in the purchase price. This aircraft is subject to an operating lease with Scandinavian Airlines System. The Partnership has a 2% interest, with L.P. Seven and Fund Eight B having 2% and 96% interests, respectively. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the six months ended September 30, 2001 is summarized below:

                                               September 30, 2001

Assets                                          $    42,445,595
                                                ===============

Liabilities                                     $    39,782,306
                                                ===============

Equity                                          $     2,663,289
                                                ===============

Partnership's share of equity                   $        53,267
                                                ===============

                                                Nine Months Ended
                                               September 30, 2001

Net income                                      $       405,824
                                                ===============

Partnership's share of net income               $         8,118
                                                ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued




ICON Cheyenne LLC

     In the fourth quarter of 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash and non-recourse debt assumed. The Partnership, L.P. Six, L.P. Seven and Fund Eight B received a 1%, 1%, 10.31% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

     Information as to the financial position and results of operations of the joint venture as of and for the nine months ended September 30, 2001 is summarized below:

                                              September 30, 2001

Assets                                          $    26,064,505
                                                ===============

Liabilities                                     $    13,772,128
                                                ===============

Equity                                          $    12,292,377
                                                ===============

Partnership's share of equity                   $       122,924
                                                ===============

                                                Nine Months Ended
                                               September 30, 2001

Net income                                      $       891,227
                                                ===============

Partnership's share of net income               $         8,912
                                                ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2001


Items 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 and 2000 were $3,379,563 and $4,066,633, respectively, representing a decrease of $687,070. This decrease in revenue resulted primarily from reductions in finance income of $598,597 and rental income of $88,774. This decrease was partially offset by an increase in gain on sale of equipment of $32,757. Finance income decreased as a result of a lower average lease investment portfolio in 2001 as compared to 2000. Rental income decreased as a result of slightly lower lease rates in 2001 on two of the Partnership's planes as compared to the lease rates in 2000. Gain on sale of equipment in 2001 represents the sale of equipment formerly leased to CMGI. There were no sales of equipment in the 2000 period.

     Expenses for the three months ended September 30, 2001 and 2000 were $3,318,008 and $4,018,255, respectively, representing a decrease of $700,247. This decrease resulted primarily from reductions in interest expense of $346,127, management fee - General Partner of $234,646, amortization of initial direct costs of $162,664, and administrative expense reimbursements - General Partner of $107,345. This decrease was partially offset by increases in depreciation expense of $93,339 and general and administrative expenses of $56,876. The decrease in management fees - General Partner and administrative expense reimbursement - General Partner resulted from the overall decrease in the average size of the Partnership's lease investment portfolio. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in amortization of initial direct cost from also resulted from the decrease in the average size of the Partnership's lease investment portfolio. Depreciation expense increased as a result of a higher average investment in operating leases in the 2001 period. General and administrative expenses increased as a result of higher professional fee levels in 2001 as compared to the 2000 period.

     Net income for the three months ended September 30, 2001 and 2000 was $61,555 and $48,378, respectively. The net income per weighted average limited partnership unit outstanding was $.08 and $.06 for 2001 and 2000 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)



Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Revenues for the nine months ended September 30, 2001 and 2000 were $10,885,234 and $11,489,417, respectively, representing a decrease of $604,183. This decrease in revenue resulted primarily from reductions in finance income of $848,093 and rental income of $692,672. These decreases were partially offset by a gain on sale of an investment in unguaranteed residual of $1,219,910 in 2001, an increase in income from investment in joint ventures of $24,021 and a gain in sale of equipment of $32,757 in 2001. Finance income decreased primarily as a result of a lower average lease investment portfolio in 2001 as compared to 2000. Rental income decreased primarily as a result of the expiration of an aircraft lease in the fourth quarter of 2000, with the re-lease of the aircraft commencing in the second quarter of 2001 for a four year term. Gain on sale of equipment in 2001 represents the sale of equipment formerly leased to CMGI. There were no sales of equipment or investments in residuals in the 2000 period. The gain on sale of investment in unguaranteed residual in 2001resulted from proceeds received in excess of the carrying value of the investment. The increase in income from investment in joint ventures was due to an increase in income generated by the AIC Trust joint venture in 2001 as compared to 2000, and the Partnership's income realized in 2001 from it's joint venture interests in ICON Cheyenne and ICON Aircraft, which interests were acquired in the fourth quarter of 2000.

     Expenses for the nine months ended September 30, 2001 and 2000 were $9,375,084 and $11,241,214, respectively, representing a decrease of $1,866,130. This decrease resulted primarily from reductions in interest expense of $1,118,173, amortization of initial direct cost of $474,791, depreciation expense of $183,210 and provision for bad debts of $200,000. These decreases were partially offset by an increase in general administrative expenses of $145,368. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in amortization of initial direct cost resulted from the decrease in the average size of the Partnership's lease investment portfolio. Depreciation expense decreased as a result of an aircraft that was off-lease during the first quarter of 2001 where no depreciation was recorded until the aircraft was re-leased in the second quarter. The decrease in provision for bad debts was the result of determinations made of the level of reserves required during the applicable periods. General and administrative expenses increased as a result of higher professional fee levels in 2001 as compared to the 2000 period.

     Net income for the nine months ended September 30, 2001 and 2000 was $1,510,150 and $248,203, respectively. The net income per weighted average limited partnership unit outstanding was $2.00 and $.35 for the 2001 and 2000 periods, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)





Liquidity and Capital Resources

     The Partnership's primary source of funds for the nine months ended September 30, 2001 was cash provided by operations of $1,997,686, proceeds from sales of unguaranteed residual value of $2,606,413, and proceeds from sale of equipment of $2,344,649. The Partnership's primary sources of funds for the nine months ended September 30, 2000 were capital contributions net of offering expenses, of $13,584,791 and cash provided by operations of $4,184,336. Funds provided for the nine months ended September 30, 2001 were used to fund scheduled debt payments and cash distributions. Funds provided in 2000 were utilized to purchase equipment subject to lease and to fund scheduled debt payments and cash distributions. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     Cash distributions to limited partners for the nine months ended September 30, 2001 and 2000, which were paid monthly, totaled $6,017,563 and $5,624,269, respectively.

     The Partnership is monitoring closely the impact of a slowing economy and the terrorist attacks of September 11, 2001 on its lessees in certain industries, including the airlines industry. However, as of September 30, 2001 there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)





PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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

                                    ICON Income Fund Eight A L.P.
                                    File No. 333-54011 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




November 13, 2001                   /s/ Thomas W. Martin
-----------------------             -------------------------------------------
         Date                       Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)