Form 10-K
period 2001-12-31
ICON INCOME FUND EIGHT /DE
filed 2002-04-16
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended                December 31, 2001
                          ------------------------------------------------------
                                              or

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934
        [Fee Required]

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number                        333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-4006824
--------------------------------------------    --------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                  Name of each exchange on which registered

-------------------------          ---------------------------------------------

-------------------------          ---------------------------------------------

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1.   Business                                                              3-4

2.   Properties                                                              4

3.   Legal Proceedings                                                       4

4.   Submission of Matters to a Vote of Security Holders                     4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 5

6.   Selected Financial and Operating Data                                   6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7-12

8.   Consolidated Financial Statements and Supplementary Data            13-32

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    33

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                     33-34

11.  Executive Compensation                                                 34

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                         34

13.  Certain Relationships and Related Transactions                         35

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        35

SIGNATURES                                                                  45

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                     PART I

Item 1.  Business

General Development of Business

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Below is a table summarizing the activity since the final closing:

Total units issued from offering                          749,965.04
Units redeemed - 2000                                      (3,221.15)
                                                       -------------

Total units outstanding at December 31, 2000              746,743.89
Units redeemed - 2001                                        (880.00)
                                                       -------------

Total units outstanding at December 31, 2001              745,863.89
                                                       =============

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership intends to: (1) acquire a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) make monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than the eighth anniversary after the final closing date; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. When seeking its leasing transactions for acquisition, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     The Partnership had three and two lessees who accounted for 10% or more of total revenue during the years ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, equipment leased to The Boeing Company, Portland General Electric, and Sky Airlines generated 20%, 19%, 15% respectively, of total revenue. In the year ended December 31, 2000, equipment leased to Portland General Electric and KLM Royal Dutch Airlines generated 19% and 29% respectively, of total revenue.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     During the year ended December 31, 2001 the Partnership did not purchase nor finance any additional equipment other than an upgrade to one aircraft subject to lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the year ended 2001.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
         Title of Class                          as of December 31,
         --------------              ----------------------------------------

                                             2001                 2000
                                             ----                 ----

      Limited Partners                      2,892                2,900
      General Partner                           1                    1

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 6.  Selected Consolidated Financial and Operating Data

                                                                              Years Ended December 31,
                                                    ---------------------------------------------------------------------
                                                            2001              2000             1999            1998   (1)
                                                            ----              ----             ----            ----

Total revenue                                       $      12,975,571  $   14,229,916   $      9,131,846  $        46,998
                                                    =================  ==============   ================  ===============

Net (loss) income                                   $         (29,316) $      102,001   $      1,262,140  $        27,205
                                                    =================  ==============   ================  ===============

Net (loss) income allocable to limited partners     $         (29,023) $      100,981   $      1,249,519  $        26,933
                                                    =================  ==============   ================  ===============

Net (loss) income allocable to the
   General Partner                                  $            (293) $        1,020   $         12,621  $           272
                                                    =================  ==============   ================  ===============

Weighted average limited partnership
   units outstanding                                          746,378         710,779            337,936  $        95,236
                                                    =================  ==============   ================  ===============

Net (loss) income per weighted average
   limited partnership unit                         $           (.04)  $          .14   $          3.70   $           .28
                                                    ================   ==============   ===============   ===============

Distributions to limited partners                   $       8,022,337  $    7,640,879   $      3,632,817  $        64,728
                                                    =================  ==============   ================  ===============

Distributions to the General Partner                $          81,039  $       77,127   $         37,282  $           654
                                                    =================  ==============   ================  ===============

                                                                                     December 31,
                                                    ---------------------------------------------------------------------
                                                            2001             2000              1999              1998
                                                            ----             ----              ----              ----

Total assets                                        $     107,774,081  $  130,291,422   $    137,921,891  $    47,129,579
                                                    =================  ==============   ================  ===============

Partners' equity                                    $      47,108,809  $   55,293,693   $     49,476,423  $    11,794,840
                                                    =================  ==============   ================  ===============


(1) No data is presented for periods prior to 1998 since the Partnership commenced operations on October 14, 1998, the initial closing date. Revenue and income in 1998 does not reflect a full year's operations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

     ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Below is a table summarizing the activity since the final closing.

Total units issued from offering                              749,965.04
Units redeemed - 2000                                          (3,221.15)
                                                       -----------------

Total units outstanding at December 31, 2000                  746,743.89
Units redeemed - 2001                                            (880.00)
                                                       -----------------

Total units outstanding at December 31, 2001                  745,863.89
                                                       =================

Significant Accounting Policies and Management Estimates

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized using the straight-line method over the lease terms.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residuals of assets at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairments of residuals discussed below. Gains or losses will be recognized upon the sale or disposition of the investments.

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

Results of Operations for the Years Ended December 31, 2001 and 2000

     Finance lease income decreased by $1,826,177, or approximately 20%, in 2001 as compared to 2000, due to the continued collection of the related finance lease receivables, which reduced the investments on which such income is based, the reclassification of two restructured aircraft leases from financing leases to operating leases in the fourth quarter of 2001, as well as the expiration in 2001 of two leases in accordance with their scheduled terms. The related equipment was sold in 2001 for gains totaling $288,060.

     Rental income (from operating leases) increased by $626,780, or approximately 13%, in 2001 as compared to 2000, attributable to earning a full year of rent in 2001 on equipment purchased during 2000, as well as the rent generated in the fourth quarter of 2001 by the restructured leases of the two aircraft discussed above.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     During 2001 the Partnership recognized a gain on sale of an option to acquire an unguaranteed residual of $1,219,910 and gains on the sale of equipment of $288,060. No similar amounts were recognized in 2000.

     During 2001 the Partnership recognized a net loss from investments in joint ventures of $1,146,543 as compared to net income from investments in joint ventures of $231,909 in 2000. The principal reason for the Partnership's loss in 2001 was its $1,174,769 share of the loss of $2,687,696 recognized by AIC Trust (a joint venture in which the Partnership has a 43.73% interest). AIC Trust's loss was primarily the result of the sale of all of its leased equipment portfolio at the end of December 2001 for a price which was less than its carrying value. This was partially offset by income generated by two other joint ventures in 2001. The AIC Trust generated income of $529,585 in 2000, of which $231,587 was the Partnership's share.

     Interest income and other was $65,490 in 2001 as compared to $249,956 in 2000. The decrease was attributable to a reduction in cash available for investment in 2001 (due to the continued acquisition of leased equipment during 2000) as well as a reduction in interest rates.

     Interest expense decreased by $1,081,456, or approximately 15% in 2001, as compared to 2000, due principally to the repayment of non-recourse indebtedness by the application of lease payments in accordance with the repayment schedules, partially offset by the interest associated with additional non-recourse borrowings secured by an aircraft leased to The Boeing Company. In addition the reduction is attributable to the reduction in the variable rate recourse debt outstanding, as well as the reduction in interest rates on such recourse debt in 2001 as compared to 2000.

     Depreciation increased in 2001 by $82,749, or approximately 3%, as compared to 2000 due to the full year effect in 2001 of investments in operating leases acquired in 2000, as well as the reclassification of two aircraft previously accounted for as financing leases to investments in operating leases in the fourth quarter of 2001. This was partially offset by the fact that no depreciation was recognized in 2001 on an aircraft for the period that it was off-lease. Depreciation resumed when the aircraft was released.

     Management fees - General Partner increased by $65,750, or approximately 4% in 2001, as compared to 2000, which was consistent with the change in lease payments on which such fees are based.

     Administrative expense reimbursements - General Partner increased by $13,642 or approximately 2% in 2001 as compared to 2000 which was consistent with the Partnership's level of operations.

     Amortization of initial direct costs decreased by $117,345, or approximately 14%, in 2001 as compared to 2000, due principally to the continued reduction of the amortizable balance of initial direct costs and the method (interest method) used to calculate amortization of initial direct costs on finance leases.

     General and administrative expenses increased in 2001 by $111,005, or 22%, as compared to 2000, due principally to an increase in legal fees, appraisal and inspection costs.

     Based upon its review of receivables and the credit quality of the Partnership's lessees, there was no provision for doubtful accounts recorded in 2001. The Partnership recorded a provision for doubtful accounts of $200,000 in 2000.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001


     The net loss for the Partnership in 2001 was $29,316 ($(.04) per weighted average limited Partnership unit) as compared to net income of $102,001 ($.14 per weighted average limited Partnership unit) in 2000. The reduction in finance income, the loss from investments in joint ventures and the increase in management fees, administrative expense reimbursements and general and administrative expenses, which reduced net income in 2001 as compared to 2000, was partially offset by the increase in rental income, the gains on sale of investments in unguaranteed residuals and equipment, the reduction in interest expense, the reduction of amortization of initial direct costs and the reduction in provision for doubtful accounts.

Results of Operations for the Period Ended December 31, 2000 and 1999

     For the years ended December 31, 2000 and 1999, the Partnership purchased equipment subject to leases with an initial cost of $5,135,357 and $92,843,212, respectively, involving two and twelve lessees, respectively. In addition, in 2000 the Partnership invested $1,997,000 to acquire an interest in the residual of an offshore drilling rig on lease to Rowan Companies and $2,526,696 for residual interests related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom.

     Revenues  for  the  year  ended   December   31,  2000  were   $14,229,916,
representing an increase of $5,098,070 from 1999. The increase in revenues resulted primarily from an increase in rental income of $3,380,439, finance income of $1,367,361, income from investments in joint ventures of $242,780 and interest income and other of $107,490. These increases were due primarily to the Partnership's higher average outstanding lease investment portfolio in 2000, which resulted from equipment acquisition activity in 1999 and 2000.

     Expenses  for  the  year  ended   December   31,  2000  were   $14,127,915,
representing an increase of $6,258,209 from 1999. The increase in expenses resulted primarily from increases in interest expense of $2,963,399, depreciation expense of $2,051,995, management fees of $905,802, administrative expense reimbursements General Partner of $405,715 and general and administrative of $183,983. These increases were partially offset by decreases in the provision for doubtful accounts of $185,000 and amortization of initial direct costs of $65,758. The increase in interest expense was due to an increase in the average debt outstanding from 1999 to 2000. The increase in all other noted expense categories was due to the overall increases in the Partnership's lease investment portfolios resulting from equipment acquisition activity during 1999 and 2000 and higher levels of operating activity during the 2000 period. The decrease in the provision for bad debts was the result of determinations made of the level of reserves required during the 1999 and 2000 periods.

     Net income for the years ended  December 31, 2000 and 1999 was $102,001 and
$1,262,140,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $.14 and $3.70 for 2000 and 1999, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Liquidity and Capital Resources

     The Partnership's primary sources of funds in the year ended December 31, 2001 were net cash provided by operating activities of $3,143,983, proceeds from the sale of equipment of $3,664,324, proceeds from the sale of investment of unguaranteed residual of $2,608,659 distributions from a joint venture of $362,587 and a non-recourse borrowing of $3,004,674 secured by a 737-400 lease to The Boeing Company. The Partnership met its distribution objectives of $10.75 per unit in 2001 ($8,103,376 including the General Partner's share). During 2001, the Partnership repaid non-recourse notes payable of $13,327,066 by the application of the related rental payments and used cash generated during the year to repay $1,774,113 of recourse notes under the line of credit and $1,510,523 of non-recourse notes payable.

     The Partnership entered into a $5,000,000 recourse line of credit agreement with an unaffiliated third party bank in 1998. This line of credit is collateralized by certain receivables and residuals and bears interest at the bank's prime rate (4.75% at December 31, 2001) plus one half percent. At December 31, 2001 and 2000, the Partnership had $1,819,912 and $3,594,026
outstanding respectively, under the line of credit.

     Cash distributions to the limited partners, which were paid on a monthly basis, aggregated $8,022,337 in 2001 and $7,640,879 in 2000 and represented a annualized cash distribution rate of 10.75% ($10.75 per limited partnership unit). The entire cash distribution in 2001 represented as a return of capital as compared to $.14 of investment income and $10.61 return of capital in the 2000 period (based upon original capital contribution). Distributions were calculated based on the number of days each investment unit was in the Partnership.

     During the year ended December 31, 2001, the Partnership's only acquisition activity consisted of acquiring an upgrade for one aircraft on lease. During the year, the Partnership sold an option related to an investment in the unguaranteed residual of an aircraft leased to a US based commercial airline. The purchase option, which was originally acquired for a price of $1,150,000 in 1999, was sold for $2,369,910, resulting in a gain of $1,219,910. During the year ended December 31, 2001, the Partnership also recognized gains on sales of $288,060 upon the expiration of certain finance leases.


     As of December 31, 2001 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

New Accounting Pronouncement

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investees. Except as described below, the Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     Additionally the Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of December 31, 2001 was $1,819,912 as compared to $3,594,026 at December 31, 2000. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

     The Partnership has an investment in excess of $24 million in equipment on lease to Portland General Electric (PGE), a utility company, which is a wholly owned subsidiary of Enron Corporation ("Enron"). In the fourth quarter of 2001, Enron Corporation filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. PGE is current on its lease payments at the date of this report. Management is continually monitoring the Enron proceedings to the extent that it could, in the future, impact the Partnership's investment.

     In 2000, the Partnership acquired aircraft rotables for a total cost of $1,961,000, subject to a lease with Sabena Technics SA scheduled to expire in January 2003. In November 2001 Sabena SA, the parent of Sabena Technics SA, filed for bankruptcy in Belgium. Sabena Technics SA did not file for bankruptcy. Through March 2002, Sabena Technics SA has continued to operate and make all rental payment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data

                        Index to Financial Statements

                                                                 Page Number

Independent Auditors' Report                                              15

Consolidated Balance Sheets as of December 31, 2001 and 2000              16

Consolidated Statements of Operations for the
  Years Ended December 31, 2001, 2000 and 1999                            17

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 2001, 2000 and 1999                            18

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2001, 2000 and 1999                         19-21

Notes to Consolidated Financial Statements                             22-32

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Income Fund Eight A L.P.:

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight A L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                          /s/ KPMG LLP
                                         ---------------------------------------
                                          KPMG LLP


April 15, 2002
New York, New York

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                             2001            2000
                                                             ----            ----
Assets

Cash and cash equivalents                              $    3,213,445   $     3,205,892
                                                       --------------   ---------------

Investment in finance leases
   Minimum rents receivable                                27,530,587        54,638,052
   Estimated unguaranteed residual values                  32,985,468        43,012,329
   Initial direct costs                                       780,194         1,698,552
   Unearned income                                        (10,522,087)      (19,821,123)
   Allowance for doubtful accounts                           (585,000)         (585,000)
                                                       --------------   ---------------
                                                           50,189,162        78,942,810
Investment in operating leases
   Equipment, at cost                                      52,734,532        40,688,100
   Accumulated depreciation                                (5,969,663)       (3,240,611)
                                                       --------------   ---------------
                                                           46,764,869        37,447,489

Investments in unguaranteed residual values                 4,284,947         5,673,696
                                                       --------------   ---------------

Investments in joint ventures                               1,870,740         3,379,870
                                                       --------------   ---------------

Other assets                                                1,450,918         1,641,665
                                                       --------------   ---------------

Total assets                                           $  107,774,081   $   130,291,422
                                                       ==============   ===============

Liabilities and Partners' Equity

Notes payable - non-recourse                           $   57,687,654   $    69,520,569
Note payable - recourse                                     1,819,912         3,594,026
Security deposits and other                                 1,044,468         1,197,193
Accounts payable - General Partner and affiliate               -                537,085
Minority interests in joint venture                           113,238           148,856
                                                       -------------    ---------------
                                                          60,665,272         74,997,729
                                                       -------------    ---------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                          (181,482)          (100,150)
   Limited partners (745,863.89 and 746,743.89 units
     outstanding, $100 per unit original issue price)     47,290,291         55,393,843
                                                       -------------    ---------------

     Total partners' equity                               47,108,809         55,293,693
                                                       -------------    ---------------

Total liabilities and partners' equity                 $ 107,774,081    $   130,291,422
                                                       =============    ===============






See accompanying notes to consolidated financial stat ements

                         ICON Incom e Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2001, 2000 and 1999

                                                          2001            2000           1999
                                                      ------------    ------------   ------------
Revenues

   Finance income                                     $  7,161,935    $  8,988,112   $  7,620,751
   Rental income                                         5,386,719       4,759,939      1,379,500
   Gain on sale of option to acquire an
     unguaranteed residual                               1,219,910            --             --
   Gain on sale of equipment                               288,060            --             --
   (Loss) income from investments in joint ventures     (1,146,543)        231,909        (10,871)
   Interest income and other                                65,490         249,956        142,466
                                                      ------------    ------------   ------------

   Total revenues                                       12,975,571      14,229,916      9,131,846
                                                      ------------    ------------   ------------

Expenses

   Interest                                              6,279,671       7,361,127      4,397,728
   Depreciation                                          2,729,052       2,646,303        594,308
   Management fees - General Partner                     1,902,703       1,836,953        931,151
   Administrative expense
     reimbursements - General Partner                      764,715         751,073        345,358
   Amortization of initial direct costs                    702,003         819,348        885,106
   General and administrative                              608,169         497,164        313,181
   Minority interest expense                                18,574          15,947         17,874
   Provision for doubtful accounts                            --           200,000        385,000
                                                      ------------    ------------   ------------

   Total expenses                                       13,004,887      14,127,915      7,869,706
                                                      ------------    ------------   ------------

Net (loss) income                                     $    (29,316)   $    102,001   $  1,262,140
                                                      ============    ============   ============

Net (loss) income allocable to:
   Limited partners                                   $    (29,023)   $    100,981   $  1,249,519
   General Partner                                            (293)          1,020         12,621
                                                      ------------    ------------   ------------

                                                      $    (29,316)   $    102,001   $  1,262,140
                                                      ============    ============   ============
Weighted average number of limited
   partnership units outstanding                           746,378         710,779        337,936
                                                      ============    ============   ============

Net (loss) income per weighted average
   limited partnership unit                           $       (.04)   $        .14   $       3.70
                                                      ============    ============   ============




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2000 and 1999

                                                      Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                    (Per weighted average unit)
Balance at
   December 31, 1998                                               $    11,794,222  $        618  $   11,794,840

Proceeds from issuance
  of limited partnership
   units (458,408 units)                                                45,840,825           -        45,840,825

Sales and offering expenses                                             (5,751,283)          -        (5,751,283)

Cash distributions to partners        $  7.05       $  3.70             (3,632,817)      (37,282)     (3,670,099)

Net income                                                               1,249,519        12,621       1,262,140
                                                                   ---------------  ------------  --------------

Balance at
   December 31, 1999                                                    49,500,466       (24,043)     49,476,423

Proceeds from issuance
   of limited partnership
   units (154,770.46 units)                                             15,477,046           -        15,477,046

Sales and offering expenses                                             (1,765,140)          -        (1,765,140)

Cash distributions to partners        $ 10.61       $   .14             (7,640,879)      (77,127)     (7,718,006)

Limited partnership units
   redeemed (3,221.15 units)                                              (278,631)          -          (278,631)

Net income                                                                 100,981         1,020         102,001
                                                                   ---------------  ------------  --------------

Balance at December 31, 2000                                            55,393,843      (100,150)     55,293,693

Cash distributions to partners        $ 10.75       $     -             (8,022,337)      (81,039)     (8,103,376)

Limited partnership units
   redeemed (880 units)                                                    (52,192)    -                 (52,192)

Net loss                                                                   (29,023)         (293)        (29,316)
                                                                   ---------------  ------------  --------------

Balance at December 31, 2001                                       $    47,290,291  $   (181,482) $   47,108,809
                                                                   ===============  ============  ==============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                        2001            2000             1999
                                                                        ----            ----             ----

Cash flows from operating activities:
   Net (loss) income                                              $       (29,316) $      102,001  $     1,262,140
                                                                  ---------------  --------------  ---------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Finance income portion of receivables paid directly
         to lenders by lessees                                         (5,563,502)     (6,614,810)      (5,939,302)
       Rental income paid directly to lenders by lessees               (4,972,825)     (4,603,249)      (1,395,000)
       Interest expense on non-recourse financing paid
         directly by lessees                                            5,522,977       6,686,835        4,142,210
       Depreciation                                                     2,729,052       2,646,303          594,308
       Amortization of initial direct costs                               702,003         819,348          885,106
       Gain of sale of equipment                                         (288,060)          -                -
       Gain on sale of investment in unguaranteed residual             (1,219,910)          -                -
       Minority interest expense                                           18,574          15,947           17,874
       Loss (income) from investments in joint ventures                 1,146,543        (231,909)          10,871
       Provision for doubtful accounts                                   -                200,000          385,000
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables             5,598,071       4,073,479        2,826,053
         Other assets                                                     190,747         (78,613)      (1,518,394)
         Security deposits and others                                    (153,286)        675,498          348,777
         Accounts payable to General Partner
           and affiliates, net                                           (537,085)        537,085       (1,232,922)
         Other                                                                --          241,558           99,843
                                                                  ---------------  --------------  ---------------

           Total adjustments                                            3,173,299       4,367,472         (775,576)
                                                                  ---------------  --------------  ---------------

       Net cash provided by operating activities                        3,143,983       4,469,473          486,564
                                                                  ---------------  --------------  ---------------

Cash flows from investing activities:
   Equipment purchased                                                 (1,280,666)     (2,255,107)     (40,110,867)
   Proceeds from sale of equipment                                      3,664,324              -               -
   Proceeds from sale of investment of unguaranteed residual            2,608,659              -               -
   Distribution received from joint venture                               362,587              -               -
   Initial direct costs                                                   -              (181,214)      (1,799,189)
   Minority interests in joint ventures                                   -                    -           (55,845)
   Investments in joint ventures                                          -              (158,832)      (3,000,000)
   Investments in unguaranteed residual values                            -            (4,523,696)      (1,150,000)
   Acquisition of minority interest in
     consolidated joint venture                                           (55,804)           -               -
                                                                  ---------------  --------------  ---------------

       Net cash provided by (used in) investing activities              5,299,100      (7,118,849)     (46,115,901)
                                                                  ---------------  --------------  ---------------

                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                                                               2001            2000           1999
                                                               ----            ----           ----

Cash flows from financing activities:
   Issuance of limited partnership units,
     net of offering expenses                                    --        13,711,906      40,089,542
   Redemption of limited partnership units                    (52,192)       (278,631)           --
   Repayment of recourse debt                              (1,774,113)     (1,405,974)           --
   Proceeds from non-recourse borrowing                     3,004,674            --        12,148,855
   Repayment of non-recourse debt                          (1,510,523)     (3,676,055)           --
   Cash distributions to partners                          (8,103,376)     (7,718,006)     (3,670,099)
                                                         ------------    ------------    ------------

   Net cash (used in) provided by financing activities     (8,435,530)        633,240      48,568,298
                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents            7,553      (2,016,136)      2,938,961

Cash and cash equivalents at beginning of the period        3,205,892       5,222,028       2,283,067
                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                 $  3,213,445    $  3,205,892    $  5,222,028

                                                         ============    ============    ============















See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure of Cash Flow Information

     For the periods ended December 31, 2001, 2000 and 1999, non-cash activities included the following:

                                                                2001             2000           1999
                                                                ----             ----           ----

Fair value of equipment and receivables
   purchased for debt                                     $       -       $ (2,880,250)    $   (52,732,345)

Non-recourse notes payable assumed in purchase price              -           2,880,250        52,732,345

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                       13,877,218      14,558,076         8,058,355

Rental income-assigned - operating lease receivables          4,972,825       4,603,249         1,395,000
   paid directly to lenders by lessees

Principal and interest on non-recourse financing
   paid directly to lenders by lessees                      (18,850,043)    (19,161,325)       (9,453,355)
                                                          -------------- --------------    --------------

                                                          $      -       $        -        $        -
                                                          =============  =============     ==============

Interest paid directly to
   non-recourse lenders by lessees                        $   5,522,977  $    6,686,835    $    4,142,210

Other interest                                                  756,694         674,292           255,518
                                                          -------------   -------------    --------------

Total interest expense                                    $   6,279,671  $    7,361,127    $    4,397,728
                                                          =============   =============    ==============



                                                              2001                2000            1999
                                                              ----                ----            ----

Reclassification of finance leases upon lease
   restructurings to operating leases                     $  10,765,766  $        -        $         -
                                                          =============  ==============    ==============











See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.   Organization

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Below is a table summarizing activity since the final closing:

Total units issued from offering                              749,965.04
Units redeemed - 2000                                          (3,221.15)
                                                       -----------------

Total units outstanding at December 31, 2000                  746,743.89
Units redeemed - 2001                                            (880.00)
                                                       -----------------

Total units outstanding at December 31, 2001                  745,863.89
                                                       =================

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13.5% of gross proceeds up to $25,000,000, 12.5% of gross proceeds from $25,000,001 to $50,000,000 and 11.5% of gross proceeds from $50,000,001 to
$75,000,000. Such offering expenses aggregated $9,363,039 (including $537,217 and $2,833,241 paid to the General Partner or its affiliates in 2000 and 1999, respectively) (see Note 8) and were charged directly to limited partners' equity. No such amounts were paid in 2001.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary, ICON Boardman Funding L.L.C. ("ICON BF"). All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and depreciated on the straight-line method over the lease terms.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairments of residuals. Gains or losses will be recognized upon the sale or disposition of the investments.

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and certain other payables approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 880 units during 2001 and 3,221.15 units in 2000. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     Reclassification - Certain items have been reclassified to conform to the 2001 presentation.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed four joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

     The joint venture described below is majority owned and is consolidated with the Partnership.

ICON Boardman Funding L.L.C.

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Boardman Funding L.L.C. ("ICON BF") for the purpose of acquiring a lease of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Six, and L.P. Seven received a 98.5%, .5%, ..5% and .5% interest, respectively, in ICON BF. In September 2001, ICON BF acquired Series C's interest in ICON BF, at a cost of $56,370, which represented Series C's basis in the joint venture and was funded by the Partnership, L.P. Six and L.P. Seven in accordance with their remaining interests in ICON BF. The revised ownership interests are now 98.995%, .5025%, and .5025% for the Partnership, L.P. Six, and L.P. Seven respectively. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's and L.P. Seven's interests in ICON BF have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through March 2002.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

AIC Trust

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and L.P. Seven own 43.73%, 25.51% and 30.76% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the note was collected in 2002.

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                      December 31, 2001    December 31, 2000
                                      -----------------    -----------------

Assets                                 $     3,849,439     $     15,301,480
                                       ===============     ================

Liabilities                            $          -        $      8,543,026
                                       ===============     ================


Equity                                 $     3,849,439     $      6,758,454
                                       ===============     ================

Partnership's share of equity          $     1,683,360     $      2,954,912
                                       ===============     ================

                                         Year Ended           Year Ended
                                      December 31, 2001    December 31, 2000
                                      -----------------    -----------------

Net income (loss)                      $    (2,687,696)    $        529,585
                                       ===============     ================

Partnership's share of
  net income (loss)                    $    (1,174,769)    $        231,587
                                       ===============     ================

Distributions                          $       829,150     $           -
                                       ===============     ================

Partnership's share of distributio     $       362,587     $           -
                                       ===============     ================

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B ("Fund Eight B"), formed ICON Aircraft 24846, LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an aircraft leased to a commercial airline for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of the $42,274,045. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

     Information as to the financial position and results of operations of ICON Aircraft 24846 as of and for the year ended December 31, 2001 and as of December 31, 2000 and for the period of investment through December 31, 2000 is summarized below:

                                      December 31, 2001   December 31, 2000
                                      -----------------   -----------------

   Assets                             $ 41,952,008           $44,450,734
                                      ============           ===========

   Liabilities                        $ 38,945,109           $42,193,269
                                      ============           ===========

   Equity                             $  3,006,899           $ 2,257,465
                                      ============           ===========

   Partnership's share of equity      $     60,138           $    45,149
                                      ============           ===========

   Net income                         $    749,435           $    16,100
                                      ============           ===========

Partnership's share of net income     $     14,989           $       322
                                      ============           ===========

ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne")for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight B have ownership interests of 1%, 10.31%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The Partnership accounts for its investment under the equity method of accounting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cheyenne as of and for year ended December 31, 2001 and as of December 31, 2000 and for the period of investment through December 31, 2000 is summarized below:

                                   December 31, 2001         December 31, 2000
                                   -----------------         -----------------

 Assets                            $     23,869,671           $    29,705,716
                                   ================           ===============

 Liabilities                       $     11,145,506           $    18,304,565
                                   ================           ===============

 Equity                            $     12,724,165           $    11,401,151
                                   ================           ===============

 Partnership's share of equity     $        127,242           $       114,005
                                   ================           ===============

                                      Year ended                Year ended
                                   December 31, 2001         December 31, 2000
                                   -----------------         -----------------

 Net income                        $      1,323,014           $         -
                                   ================           ===============

 Partnership's share of            $         13,237           $         -
                                   ================           ===============
 Net income

4.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases are as follows:

                Year

                2002            $  10,743,572
                2003                7,755,517
                2004                5,321,969
                2005                3,709,529
                                -------------

                                $  27,530,587

5.       Investment in Operating Leases

     In 1999, the Partnership acquired two Boeing 737-400 aircraft for an aggregate cost of $37,600,000 plus initial direct costs of $1,071,600. One aircraft is currently on lease to Boeing through May 2003. The other aircraft is leased to Sky Airlines through April 2005. This aircraft, like the one currently on lease to Boeing, had been leased to KLM Dutch Airlines ("KLM") at the date of purchase. During 2001, after the return of the aircraft from KLM and prior to the delivery of the aircraft to Sky Airlines, the Partnership expended $1,280,666 to upgrade the aircraft.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In 2000 the Partnership acquired aircraft rotables for a total cost of $1,961,000 subject to a lease with Sabena Technics SA a subsidiary of Sabena Airlines SA Sabena Airlines S.A. the parent company of Sabena Technics SA filed for bankruptcy in Belgium in November 2001. Sabena Technics SA has not filed for bankruptcy and has continued to operate and make all scheduled rent payments.

     Effective October 1, 2001, the Partnership restructured two finance leases with a United States based commercial airline covering two 737-200 HK aircraft. The carrying value of these aircraft aggregated $10,765,766 as of October 1, 2001. The restructured leases expire in 2005. In connection with the restructuring, the airline issued to the Partnership $2 million face value, 7.5%, paid in kind convertible notes maturing in 2009. As there is currently no market value for these notes, the notes have been given a zero value. Any future increase in value of the notes will be reflected in other comprehensive income until such notes are sold for cash at which time a realized gain would be recognized.

     The investment in operating leases at December 31, 2001 and 2000 consisted of the following:

                                                  2001            2000
                                              ------------    ------------

Equipment cost, beginning of year             $ 40,688,100    $ 38,671,600

Equipment acquisition                                 --         1,961,000

Cost to upgrade aircraft                         1,280,666            --

Transfer from finance leases                    10,765,766            --

Initial direct costs                                  --            55,500
                                              ------------    ------------

Equipment cost, end of year                     52,734,532      40,688,100
                                              ------------    ------------

Accumulated depreciation, beginning of year     (3,240,611)       (594,308)

Depreciation expense                            (2,729,052)     (2,646,303)
                                              ------------    ------------

Accumulated depreciation, end of year           (5,969,663)     (3,240,611)
                                              ------------    ------------

Investment in operating leases, end of year   $ 46,764,869    $ 37,447,489
                                              ============    ============

     Non-cancelable minimum annual amounts due on operating leases are as follows:

          Year
          2002         $  7,911,509
          2003            5,943,200
          2004            4,836,000
          2005            2,829,000
                       ------------

                       $ 21,519,709
                       ============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.       Investments in Unguaranteed Residual Values

     In the year ended December 31, 2000, the Partnership invested $1,997,000 to acquire an interest in the residual value of an off-shore oil drilling rig subject to lease with an unaffiliated third party and $2,526,696 for a residual interest related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom. During the year 2001, the Partnership received $238,749 related to the sale of equipment from the portfolio of technology and other equipment leased to lessees in the United Kingdom. Such amount was recorded as a recovery of investment, with no gain or loss recognized. In 1999, the Partnership purchased an option to acquire an interest in an aircraft subject to lease with a United States based commercial airline for $1,150,000. The Partnership sold this option in the second quarter 2001 for $2,369,910 and realized a gain of $1,219,910 on the sale.

7.   Notes Payable

     Notes payable consists of notes payable non-recourse, which are being paid directly to the lenders by the lessees, and a recourse note payable under a line of credit. The non-recourse notes bear interest at rates ranging from 7.49% to 10.0%. During the year, the Partnership borrowed an additional $3,004,674 on a non-recourse basis secured by the aircraft on lease to the Boeing Company.

     The Partnership entered into a $5,000,000 line of credit agreement (the "Facility") with an unaffiliated third party lender in December 1998. The Facility is secured by eligible receivables and residuals, as defined in the Facility, and bears interest at the rate of prime (4.75% at December 31, 2001) plus one half percent. The Partnership had $1,819,912 outstanding under the Facility at December 31, 2001. The Facility expires April 2002 and is renewable on an annual basis. The Partnership anticipates that the facility will either be renewed or refinanced with a different lender.

     The above notes mature as follows:

              Notes Payable    Note Payable
   Year       Non-Recourse     Recourse             Total

   2002       $ 10,373,842      $ 1,819,912    $   12,193,754
   2003         24,647,039             -           24,647,039
   2004          7,774,115             -            7,774,115
   2005         12,022,450             -           12,022,450
   2006          2,870,208             -            2,870,208
              ------------      -----------    --------------

              $ 57,687,654      $ 1,819,912    $   59,507,566
              ============      ===========    ==============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the period ended December 31, 2001, 2000 and 1999 were as follows:

                               2001         2000        1999
                            ----------   ----------  -----------
Organization and
  offering expenses        $     --     $  230,236   $1,642,852   Charged to equity
Underwriting commissions         --        306,981    1,190,389   Charged to equity
Acquisition fees                 --      2,149,370    2,327,918   Capitalized
Management fees             1,902,703    1,836,953      931,151   Charged to operations
Administrative expense
  reimbursements              764,715      751,073      345,358   Charged to operations
                           ----------   ----------   -----------
                           $2,667,418   $5,274,613   $6,437,668
                           ==========   ==========   ===========

     In accordance with the Management Agreement, the Partnership pays the General Partner acquisition fees of 3%, based on equipment value acquired, as defined, and management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. (See Note 1 for information relating to organization and offering expenses and underwriting commissions).

     The   Partnership  has  investments  in  four  joint  ventures  with  other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

9.   Tax Information (Unaudited)

     The following table reconciles net income for financial statement reporting purposes to income for federal income tax purposes for the period ended December 31, 2001, 2000 and 1999:

                                                        2001            2000            1999
                                                        ----            ----            ----

     Net (loss) income for financial statement
       reporting purposes                         $       (29,316)  $       102,001  $     1,262,140
     Temporary differences due to:
       Direct finance leases                           10,105,194         8,988,112        7,620,751
       Depreciation                                   (12,292,786)      (17,135,716)     (12,974,252)
       Provision for losses                              -                 (200,000)        (385,000)
       Loss on sale of equipment                       (2,608,101)         -                       -
       Interest expense                                  (710,659)       (1,060,868)      (1,383,573)
       Other                                           (1,428,868)       (1,155,319)         295,233
                                                  ---------------   ---------------  ---------------
     Partnership (loss) for
      Federal income tax reporting purposes       $    (6,964,536)  $   (10,461,790) $    (5,564,701)
                                                  ===============   ===============  ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     As of December 31, 2001, the partners' capital accounts included for financial statement reporting purposes totaled $47,108,809 compared to the partners' capital accounts for federal income tax purposes of $30,137,742 (unaudited). The difference arises primarily from temporary differences caused principally by accelerated depreciation for tax purposes, partially offset by provisions for losses for financial statement reprorting purposes but not for tax reporting purposes, the differences between financial reporting and tax reporting of finance leases and the fact that sales commissions and expenses from the offering are reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes.

10.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:

                                                                  For the Quarters Ended
                                          ----------------------------------------------------------------------

                                              March 31,        June 30,         September 30,      December 31,
                                              --------         -------          ------------       -----------

2001
     Revenues                             $   2,892,868      $   4,612,803      $   3,379,563     $ 2,090,337
                                          =============      =============      =============     ===========
     Net income (loss) allocable to
       limited partners                   $       1,525      $   1,432,584(1)   $      60,939     $(1,524,071)(2)
                                          =============      =============      =============     ===========

     Net income (loss) per weighted
       average limited partnership unit   $       --         $        1.92      $        0.08     $     (2.04)
                                          =============      =============      =============     ===========

2000
     Revenues                             $   3,698,477      $   3,724,307      $   4,066,633     $ 2,740,499
                                          =============      =============      =============     ===========
     Net income (loss) allocable to
       limited partners                   $     174,592      $      23,234      $      47,894     $  (144,739)
                                          =============      =============      =============     ===========

     Net income (loss) per weighted
     average limited partnership          $         .27      $         .03      $         .06     $      (.22)
                                          =============      =============      =============     ===========


(1) The second quarter of 2001 included a $1.2 million gain on the sale of an option to acquire a residual (see note 6).

(2) The fourth quarter of 2001 included a $1.4 million loss representing the Partnership's share of the loss from its investment in its joint venture, AIC Trust (See note 3).

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

     Paul B. Weiss, age 41, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Thomas W. Martin, age 48, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the period ended December 31, 2001, 2000 and 1999.

                                                         Type of
        Entity                  Capacity              Compensation               2001           2000          1999
        ------                  --------              ------------               ----           ----          ----

ICON Capital Corp.         General Partner       Organization and
                                                   offering expenses       $   -          $      230,236  $   1,642,852
ICON Securities Corp.      Dealer-Manager        Underwriting
                                                   commissions                 -                 306,981      1,190,389
ICON Capital Corp.         Manager               Acquisition fees              -               2,149,370      2,327,918
ICON Capital Corp.         General Partner       Management fees               1,902,703       1,836,953        931,151
ICON Capital Corp.         General Partner       Administrative
                                                   expense
                                                   reimbursements                764,715         751,073        345,358
                                                                           -------------  --------------  -------------

                                                                           $   2,667,418  $    5,274,613  $   6,437,668
                                                                           =============  ==============  =============

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 31, 2002, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 2001.

(c)      Exhibits

(d)      Unconsolidated Joint Venture Financial Statements

     ICON AIC Trust - as of and for the years ended December 31, 2001 and 2000

                                 ICON/AIC TRUST

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON/AIC TRUST

We have audited the accompanying balance sheets of ICON/AIC TRUST as of December 31, 2001 and 2000, and the related statements of operations, changes in beneficial interestholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, the Trust sold all of its finance leases, subject to its remaining non-recourse debt, on December 28, 2001. As a result, as of December 31, 2001, the only significant asset owned by the Trust is a note receivable representing the proceeds of the sale which is collectible over the two and one half year period ended June 2004.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ICON/AIC TRUST as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                     /s/KPMG LLP
                                    --------------------------------------------
                                     KPMG LLP


April 15, 2002
New York, New York

                                 ICON/AIC TRUST

                                 Balance Sheets

                                  December 31,


                                             2001           2000
                                         ------------   ------------
          Assets

Investment in finance leases
   Minimum rents receivable              $       --     $  9,331,709
   Unguaranteed residual values                  --        7,760,304
   Initial direct costs                          --          182,260
   Unearned income                               --       (1,972,793)
                                         ------------   ------------

                                                 --       15,301,480
                                         ------------   ------------

Note receivable (note 3)                    3,645,250           --
Due from affiliate (note 4)                   204,189           --
                                         ------------   ------------

Total assets                             $  3,849,439   $ 15,301,480
                                         ============   ============


   Liabilities and Beneficial Interestholders' Equity

Notes payable - non-recourse             $       --     $  8,543,026
                                         ------------   ------------

Beneficial interestholders' equity          3,849,439      6,758,454
                                         ------------   ------------

Total liabilities and beneficial
  interestholders' equity                $  3,849,439   $ 15,301,480
                                         ============   ============

















See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Operations

                        For the Years Ended December 31,

                                                  2001           2000
                                              -----------    -----------
Revenue

   Finance income                             $   921,436    $ 1,540,381
                                              -----------    -----------

Total revenue                                     921,436      1,540,381
                                              -----------    -----------

Expenses

   Loss from the sales of investments
     in finance leases                          2,472,400           --
   Foreign currency loss                          607,831           --
   Interest expense                               434,526        829,944
   Amortization of initial
    direct costs                                   94,375        180,852
                                              -----------    -----------

Total expenses                                  3,609,132      1,010,796
                                              -----------    -----------

Net (loss) income                             $(2,687,696)   $   529,585
                                              ===========    ===========













See accompanying notes to financial statements.

                                 ICON/AIC TRUST

           Statements of Changes in Beneficial Interestholders' Equity

                        For the Years Ended December 31,



                                                                              2001                            2000
                                                                              ----                            ----

Beneficial interestholders' equity, beginning of the year
   (net of accumulated other comprehensive
   income of $607,831 and $62,915)                                       $   6,758,454                    $   6,773,785

Distributions to beneficial interestholders                                   (829,150)                              -

Net (loss) income                                    $   (2,687,696)                      $      529,585

Other comprehensive loss - foreign
   translation loss                                               -                             (544,916)
Realization of foreign translation loss
   on sales of investment in finance leases                 607,831                                   -
                                                     --------------                       --------------

Comprehensive loss                                                          (2,079,865)                         (15,331)
                                                                         -------------                    -------------

Beneficial interestholders' equity, end of year                          $   3,849,439                    $   6,758,454
                                                                         =============                    =============


                                                                       December 31, 2001                  December 31, 2000
                                                                       -----------------                  -----------------

Accumulated other comprehensive loss - foreign
   translation loss                                                      $          -                     $    (607,831)

Other beneficial interestholders' equity                                     3,849,439                        7,366,285
                                                                         -------------                    -------------

Beneficial interestholders' equity                                       $   3,849,439                    $   6,758,454
                                                                         =============                    =============












See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                 2001             2000
                                                                 ----             ----
Cash flows from operating activities:
   Net (loss) income                                         $  (2,687,696)  $     529,585
                                                             -------------   -------------
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
   Loss from the sale of investments in finance leases           2,472,400               -
   Foreign currency loss                                           607,831               -
   Finance income portion of receivables paid directly
     to lenders by lessees                                        (921,436)     (1,540,381)
   Interest expense on non-recourse financing paid
     directly to lenders by lessees                                434,526         829,944
   Amortization of initial direct costs                             94,375         180,852
   Changes in operating assets:
     Due from affiliate                                           (204,189)              -
     Collection of principal-non-financed receivables              154,053               -
                                                             -------------   -------------

   Total adjustments                                             2,637,560        (529,585)
                                                             -------------   -------------

   Net cash used in operating activities                           (50,136)              -
                                                             -------------   -------------

Cash flows from investing activities:
   Proceeds from sales of investments in finance leases            879,286               -
                                                             -------------   -------------

Cash flows used in financing activities:
   Cash distributions to beneficial interestholders               (829,150)              -
                                                             -------------   -------------

Net increase in cash                                                   -                 -

Cash at the beginning of the year                                      -                 -
                                                             -------------   -------------

Cash at the end of the year                                  $         -     $           -
                                                             =============   =============













See accompanying notes to financial statements.

                                 ICON/AIC TRUST

                        For the Years Ended December 31,


Supplemental Disclosure of Cash Flow Information

     For the years ended December 31, 2001 and 2000, non-cash activities included the following:

                                                           2001           2000
                                                           ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees    $    4,973,382   $   7,368,662
Principal and interest on non-recourse
   financing paid directly to lenders by lessees          (4,973,382)     (7,368,662)
                                                      --------------   -------------

                                                      $          -     $          -
                                                      ==============   =============


     Interest expense of $434,526 and $829,944 for the years ended December 31, 2001 and 2000 respectively, consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.

                                 ICON/AIC TRUST

                          Notes to Financial Statements

                                December 31, 2001

1.       Organization

     ICON/AIC TRUST (the "Trust"), was formed and commenced business operations in 1999 to accept a contribution of equipment leases in the United Kingdom, subject to related debt, from ICON Cash Flow Partners L.P. Seven (L.P. Seven). Subsequently, L.P. Seven sold interests in the Trust to ICON Cash Flow Partners L.P. Eight A ("Fund Eight A") and to ICON Cash Flow Partners L.P. Six ("L.P. Six").

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Trust's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The contributed leases were all receivable in British pounds sterling and the related non-recourse debt was payable in British pounds sterling. As a result, the functional currency of the Trust is the British pounds sterling. The financial statements are translated into U.S. dollars and resulting translation gains and losses are included as other comprehensive income.

     Leases - The Trust accounted for owned equipment leased to third parties as finance leases. For finance leases, the Trust recorded, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Initial direct costs of finance leases were capitalized and amortized over the terms of the related leases using the interest method.

     Impairment of Estimated Residual Values - The Trust's policy with respect to impairment of estimated residual values was to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicated that the carrying value of an asset was not recoverable and, therefore, an impairment loss should have been recognized. The events or changes in circumstances which generally indicated that the residual value of an asset had been impaired were (i) the estimated fair value of the underlying equipment was less than the Trust's carrying value or (ii) the lessee was experiencing financial difficulties and it did not appear likely that the estimated proceeds from the disposition of the asset would be sufficient to satisfy the remaining obligation to the non-recourse lender and the Trust's residual position.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the beneficial interestholders' rather than the Trust.

                                 ICON/ AIC TRUST

                                December 31, 2001


3.       Sale of Finance Leases

     On December 28, 2001, the Trust sold its remaining investment in finance leases subject to the remaining related non-recourse debt, for a note which is collectible over a two and one half year period. The gross note amount is (pound)2,575,000 or $3,744,822 based upon the currency exchange rate at December 31, 2001. The receivable (converted into US dollars) is due as follows:

                           January 2002 (paid)                  $     690,792
                           June 2002                                  690,793
                           January 2003                               654,435
                           June 2003                                  618,077
                           January 2004                               545,362
                           June 2004                                  545,363
                                                                -------------
                                                                    3,744,822
                           Less interest included
                             in the payments                          (99,572)
                                                                -------------

                                                                $   3,645,250
                                                                =============

     Foreign currency gains or losses will be recorded as currency rates change.

4.   Related Party Transactions

     The Trust is managed by the General Partner of the Trust's beneficial interestholders. The costs were not significant and were absorbed by the members in proportion to their sharing interests. As of December 31, 2001, amounts due from an affiliate represented cash held by L.P. Seven on behalf of the Trust.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2001


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

                                   ICON Income Fund Eight A L.P.
                                   File No. 333-54011 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date: April 15, 2002              /s/ Beaufort J.B. Clarke
                                  -------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  April 15, 2002             /s/ Beaufort J.B. Clarke
                                  ----------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  April 15, 2002             /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  April 15, 2002             /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act
--------------------------------------------------------------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.