Form 10-Q
period 2002-03-31
ICON INCOME FUND EIGHT /DE
filed 2002-05-15
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended               March 31, 2002
                         -------------------------------------------------------

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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                     March 31,     December 31,
                                                      2002            2001
                                                      ----            ----
         Assets

Cash and cash equivalents                        $   1,206,832    $   3,213,445
                                                 -------------    -------------

Investment in finance leases
   Minimum rents receivable                         21,720,364       27,530,587
   Estimated unguaranteed residual values           32,985,468       32,985,468
   Initial direct costs                                699,842          780,194
   Unearned income                                  (9,283,648)     (10,522,087)
   Allowance for doubtful accounts                    (585,000)        (585,000)
                                                 -------------    -------------
                                                    45,537,026       50,189,162

Investment in operating leases
   Equipment, at cost                               52,734,532       52,734,532
   Accumulated depreciation                         (6,990,122)      (5,969,663)
                                                 -------------    -------------
                                                    45,744,410       46,764,869

Investments in unguaranteed residual values          4,254,925        4,284,947
                                                 -------------    -------------

Investments in joint ventures                        1,462,949        1,870,740
                                                 -------------    -------------

Other assets                                         1,885,065        1,450,918
                                                 -------------    -------------

Total assets                                     $ 100,091,207    $ 107,774,081
                                                 =============    =============

   Liabilities and Partners' Equity

Notes payable, non-recourse                      $  52,136,993    $  57,687,654
Note payable - line of credit                        1,661,582        1,819,912
Security deposits and other payables                 1,405,895        1,044,468
Accounts payable - General Partner
  and affiliates                                       103,008             --
Minority interests in joint venture                    116,578          113,238
                                                 -------------    -------------

                                                    55,424,056       60,665,272
Partners' equity (deficiency)
   General Partner                                    (205,899)        (181,482)
   Limited partners (745,863.89 units
     outstanding, $100 per unit
     original issue price)                          44,873,050       47,290,291
                                                 -------------    -------------

   Total partners' equity                           44,667,151       47,108,809
                                                 -------------    -------------

Total liabilities and partners' equity           $ 100,091,207    $ 107,774,081
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                     2002           2001
                                                     ----           ----

Revenues
Rental income                                    $ 1,780,308    $   778,382
Finance income                                     1,238,439      2,014,251
Income from investment in joint ventures              27,755         62,719
Interest income and other                             27,603         37,516
                                                 -----------    -----------

   Total revenues                                  3,074,105      2,892,868
                                                 -----------    -----------

Expenses
   Interest                                        1,344,108      1,491,837
   Depreciation                                    1,020,459        316,881
   Management fees - General Partner                 598,236        498,903
   Administrative expense reimbursements
    General Partner                                  264,248        199,899
   Amortization of initial direct costs               80,352        222,358
   General and administrative                        181,371        156,787
   Minority interest expense in consolidated
    joint venture                                      3,340          4,663
                                                 -----------    -----------

   Total expenses                                  3,492,114      2,891,328
                                                 -----------    -----------

Net (loss) income                                $  (418,009)   $     1,540
                                                 ===========    ===========

Net (loss) income allocable to:
   Limited partners                              $  (413,828)   $     1,525
   General Partner                                    (4,181)            15
                                                 -----------    -----------

                                                 $  (418,009)   $     1,540
                                                 ===========    ===========

Weighted average number of limited
   partnership units outstanding                     746,378        746,686
                                                 ===========    ===========

Net (loss) income per weighted average
   limited partnership unit                      $      (.56)   $      --
                                                 ===========    ===========


See accompanying notes to consolidated financial statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2002 and
                        the Year Ended December 31, 2001

                                   (unaudited)

                     Limited Partner Distributions

                              Return of  Investment   Limited       General
                               Capital    Income      Partners      Partner       Total
                       (Per weighted average unit)

Balance at
   December 31, 2000                               $ 55,393,843   $ (100,150) $ 55,293,693

Sales and offering expenses

Cash distributions to partners  $ 10.75   $  -       (8,022,337)     (81,039)   (8,103,376)

Limited partnership units
   Redeemed (880 units)                                 (52,192)          -        (52,192)

Net loss                                                (29,023)        (293)      (29,316)
                                                   ------------   ----------  ------------

Balance at
   December 31, 2001                                 47,290,291     (181,482)   47,108,809

Cash distributions
   to partners                 $2.69     $  -        (2,003,413)     (20,236)   (2,023,649)

Net loss                                               (413,828)      (4,181)     (418,009)
                                                   ------------   ----------  ------------

Balance at
   March 31, 2002                                  $ 44,873,050   $ (205,899) $ 44,667,151
                                                   =============  ==========  ============







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                       For the ThreeMonths Ended March 31,

                                   (unaudited)

                                                       2002            2001
                                                       ----            ----
Cash flows from operating activities:
   Net (loss) income                               $   (418,009)   $     1,540
                                                   ------------    -----------
   Adjustments to reconcile net income to
     net cash (used in) provided by
     operating activities:
     Finance income portion of receivables
       paid directly to lenders by lessees           (1,045,589)    (2,199,782)
     Rental income paid directly to lender
      by lessee                                      (1,655,877)      (664,320)
     Interest expense on non-recourse
       financing paid directly by lessees             1,242,144      1,146,020
     Amortization of initial direct costs                80,352        222,358
     Minority interest expense                            3,340          4,663
     Income from investments in joint venture           (27,755)       (62,719)
     Depreciation                                     1,020,459        316,881
     Change in operating assets and liabilities:
       Non-financed receivables                         480,445      1,976,964
       Other assets                                    (434,147)        85,034
       Security deposits, deferred credits
         and other payables                             361,427       (569,415)
       Accounts payable - General Partner
         and affiliates                                 103,008        233,556
       Other                                                -          380,560
                                                   ------------    -----------

         Total adjustments                              127,807        869,800
                                                   ------------    -----------

       Net cash (used in) provided by
         operating activities                          (290,202)       871,340
                                                   ------------    -----------

Cash flows from investing activities:
   Distribution from investment in
     joint venture                                      435,546            -
   Proceeds from sale of investment of
     unguaranteed residuals                              30,022            -
                                                   ------------    -----------

       Net cash provided by investing activities        465,568            -
                                                   ------------    -----------

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                        2002            2001
                                                        ----            ----

Cash flows from financing activities:
   Cash distributions to partners                    (2,023,649)    (2,026,434)
   Repayments of notes payable - line of credit        (158,330)      (407,637)
   Repayments of notes payable, non-recourse               -          (362,175)
   Redeemed units                                          -           (11,354)
                                                   ------------    -----------

       Net cash used in financing activities         (2,181,979)    (2,807,600)
                                                   ------------    -----------

Net decrease in cash and cash equivalents            (2,006,613)    (1,936,260)

Cash and cash equivalents at beginning of quarter     3,213,445      3,205,892
                                                   ------------    -----------

Cash and cash equivalents at end of quarter        $  1,206,832    $ 1,269,632
                                                   ============    ===========













See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

    For the three months ended March 31, 2002 and 2001, non-cash activities included the following:

                                                   2002             2001
                                                   ----             ----

Principal and interest on direct
   finance receivables paid directly to
   lenders by lessees                        $   5,136,928    $   5,519,906

Rental income assigned - operating
   lease receivables                             1,655,877          664,320

Principal and interest on non-recourse
   financing paid directly to lenders
   by lessees                                   (6,792,805)      (6,184,226)
                                             -------------    -------------

                                             $       -        $       -
                                             =============    =============

     Interest expense of $1,344,108 and $1,491,837 for the three months ended March 31, 2002 and 2001 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $1,242,144 and $1,146,020 and other interest of $101,964 and $345,817, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K.

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                2002         2001
                                ----         ----

  Management fees            $ 598,236   $ 498,903   Charged to Operations
  Administrative expense
    reimbursements             264,248     199,899   Charged to Operations
                             ---------   ---------

  Total                      $ 862,484   $ 698,802
                             =========   =========

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

     The joint venture described below is majority owned and is consolidated with the Partnership:

     ICON Boardman Funding L.L.C.

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Boardman Funding L.L.C. ("ICON BF") for the purpose of acquiring a lease of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Six, and L.P. Seven received a 98.5%, .5%, ..5% and .5% interest, respectively, in ICON BF. In

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     September 2001, ICON BF acquired Series C's interest in ICON BF, at a cost of $56,370, which represented Series C's basis in the joint venture and was funded by the Partnership, L.P. Six and L.P. Seven in accordance with their remaining interests in ICON BF. The revised ownership interests are now 98.995%, ..5025%, and .5025% for the Partnership, L.P. Six, and L.P. Seven, respectively.
The  Partnership's   financial   statements  include  100%  of  the  assets  and
liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's and L.P. Seven's interests in ICON BF have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through May 2002.

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)£2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first installment on the note was collected in January 2002. As of March 31, 2002, the gross amount due is (pound)£2,100,000 ($2,911,580 on a discounted basis based upon the exchange rate at March 31, 2002).

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of AIC Trust as of March 31, 2002 and December 31, 2001 and its results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                          March 31, 2002    December 31, 2001
                                          --------------    -----------------

  Assets                                  $  2,948,354       $   3,849,439
                                          ============       =============

  Liabilities                             $     57,447       $       -
                                          ============       =============

  Equity                                  $  2,890,907       $   3,849,439
                                          ============       =============

  Partnership's share of equity          $   1,264,193       $   1,683,360
                                         =============       =============

                                       Three Months Ended   Three Months Ended
                                         March 31, 2002       March 31, 2001
                                         --------------       --------------

  Net income                             $      37,457       $     131,431
                                         =============       =============

  Partnership's share of net income      $      16,379       $      57,475
                                         =============       =============

  Distributions                          $     995,989       $        -
                                         =============       =============

  Partnerships share of distributions    $     435,546       $        -
                                         =============       =============

     ICON Aircraft 24846, LLC

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846, LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an aircraft leased to a commercial airline for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of ICON Aircraft as of March 31, 2002 and December 31, 2001 and its results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                        March 31, 2002      December 31, 2001
                                        --------------      -----------------

 Assets                                $     41,284,791      $    41,952,008
                                       ================      ===============

 Liabilities                           $     38,090,534      $    38,945,109
                                       ================      ===============

 Equity                                $      3,194,257      $     3,006,899
                                       ================      ===============

 Partnership's share of equity         $         63,885      $        60,138
                                       ================      ===============

                                       Three Months Ended   Three Months Ended
                                        March 31, 2002        March 31, 2001
                                        --------------        --------------

 Net income                            $        187,358      $       118,868
                                       ================      ===============

 Partnership's share of net income     $          3,747      $         2,377
                                       ================      ===============

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

     Information as to the unaudited financial position of ICON Cheyenne as of March 31, 2002 and December 31, 2001 and its results of operations for the three months ended March 31, 2002 and 2001 is summarized below:

                                      March 31, 2002     December 31, 2001
                                      --------------     -----------------

 Assets                              $     23,100,496     $    23,869,671
                                     ================     ===============

 Liabilities                         $      9,613,438     $    11,145,506
                                     ================     ===============

 Equity                              $     13,487,058     $    12,724,165
                                     ================     ===============

 Partnership's share of equity       $        134,871     $       127,242
                                     ================     ===============

                                    Three Months Ended  Three Months Ended
                                      March 31, 2002      March 31, 2001
                                      --------------      --------------

 Net income                          $        762,893     $       286,784
                                     ================     ===============

 Partnership's share of net income   $          7,629     $         2,867
                                     ================     ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. In 2000 and 2001, a total of 4,101.15 units were redeemed. No redemptions occurred during the quarter ended March 31, 2002. Total units outstanding at both March 31, 2002 and December 31, 2001 were 745,863.89.

Results of Operations for the 2002 Quarter Ended March 31, 2002 and 2001

     For the three months ended March 31, 2002 quarterly and 2001, the Partnership did not lease or finance any additional equipment.

     Revenue increased by $181,237, from $2,892,868 in the quarter ended March 31, 2001 ("2001 Quarter") to $3,074,105 in the Quarter ended March 31, 2002
("2002 Quarter"). The increase in revenue resulted primarily from an increase in rental income of $1,001,926 due principally to approximately $650,000 of rental income generated by the lease of a Boeing 737-400 aircraft which was off-lease during the 2001 Quarter. In addition, as the result of the restructuring of the finance leases of two 737-200 HK aircraft in October 2001, the leases were reclassified as operating leases. These leases generated an aggregate of $360,000 in rental income in the 2002 Quarter.

     This increase in rental income was partially offset by decreases in finance income of $775,812, income from investment in joint ventures of $34,964 and interest income and other of $9,913. Finance income decreased due to (i) the reclassification during the fourth quarter or 2001 of the leases of two aircraft which were accounted for as finance leases during the 2001 Q uarter and; (ii) the continued reduction, as the result of rental payments, of the investment in finance leases on which such income is based.

     Expenses for the 2002 Quarter totaled $3,492,114 as compared to $2,891,328 in the 2001 Quarter which represented an increase of $600,786. The increase in expenses resulted primarily from an increase in depreciation expense of $703,578. In the 2002 Quarter, the Partnership recognized depreciation of $326,710 in respect of a Boeing 737-400 aircraft, which was off-lease in the 2001 Quarter and not depreciated during that period. In addition, depreciation on the two 737-200HK aircraft subject to operating leases described above amounted to $253,004 in the 2002 Quarter. Finally depreciation of the upgrade of the Boeing 737-400 purchased subsequent to the 2001 Quarter resulted in additional depreciation expense of $146,349 in the 2002 Quarter.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2002

     Management fees - General Partner increased by $99,333, primarily as the result of the rents (on which such fees are based) generated by the Boeing 737-400 aircraft in the 2002 Quarter. The Boeing 737-400 aircraft was off-lease in the 2001 Quarter. The increase was partially offset by a decrease in amortization of initial direct cost of $142,006. This decrease resulted from the continued reduction of the amortizable balance of initial direct costs and the method (interest method) used to calculated amortization of initial direct costs on finance leases. In addition, interest expense also decreased by $147,729 in the 2002 Quarter as compared to the 2001 Quarter due principally to the repayment of non-recourse indebtedness by the application of lease payments in accordance with the repayment schedules.

     Net (loss) income for the 2002 Quarter and 2001 Quarter was $(418,009) and $1,540, respectively. The net (loss) income per weighted average limited partnership unit was $(.56) and $0 for the 2002 Quarter and 2001 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership's primary source of funds for the three months ended March 31, 2002 was cash provided by a distribution from AIC Trust of $435,546 (included in cash from investing activities). Cash used in operating activities was $290,202 and the Partnership repaid $158,330 of its recourse notes payable-line of credit during the 2002 Quarter. Because the Partnership paid distributions to partners totaling $2,023,649, its liquidity was reduced.

     Cash distributions to limited partners for the three months ended March 31, 2002 and 2001, which were paid monthly, totaled $2,003,413 and $2,006,876 respectively.

     In early 2002, the Partnership extended and amended its line of credit arrangement. Under the terms of the amendment, the maturity date was extended to December 31, 2002, and no additional borrowings are permitted. The Partnership is in discussions with a new lender to establish a new line of credit facility. At March 31, 2002, the Partnership had $1,661,582 outstanding under the line of credit.

     As of March 31, 2002, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2002

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of March 31, 2002 was $1,661,582. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

     The Partnership has an investment of approximately $21.7 million in equipment on lease to Portland General Electric (PGE), a utility company, which is a wholly owned subsidiary of Enron Corporation ("Enron"). In the fourth quarter of 2001, Enron Corporation filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. PGE is current on its lease payments at the date of this report. Management is continually monitoring the Enron proceedings to the extent that it could, in the future, impact the Partnership's investment.

     In 2000, the Partnership acquired aircraft rotables for a total cost of $1,961,000, subject to a lease with Sabena Technics SA scheduled to expire in January 2003. In November 2001, Sabena SA, the parent of Sabena Technics SA, filed for bankruptcy in Belgium. Sabena Technics SA did not file for bankruptcy. Through May 2002, Sabena Technics SA has continued to operate and make all rental payment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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

                                      ICON Income Fund Eight A L.P.
                                      File No. 333-54011 (Registrant)
                                      By its General Partner,
                                      ICON Capital Corp.




      May 15 2002                   /s/ Thomas W. Martin
-----------------------------       --------------------------------------------
         Date                       Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)