Form 10-Q
period 2002-06-30
ICON INCOME FUND EIGHT /DE
filed 2002-08-14
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                            June 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                  June 30,        December 31,
         Assets                                     2002              2001
         ------                                     ----              ----

Cash and cash equivalents                      $     345,045    $   3,213,445
                                               -------------    -------------

Investment in finance leases
   Minimum rents receivable                       20,740,365       27,530,587
   Estimated unguaranteed residual values         32,645,840       32,985,468
   Initial direct costs                              607,809          780,194
   Unearned income                                (8,125,066)     (10,522,087)
   Allowance for doubtful accounts                  (585,000)        (585,000)
                                               -------------    -------------
                                                  45,283,948       50,189,162

Investment in operating leases
   Equipment, at cost                             52,734,532       52,734,532
   Accumulated depreciation                       (8,010,582)      (5,969,663)
                                               -------------    -------------
                                                  44,723,950       46,764,869
Investments in unguaranteed
 residual values                                   4,093,380        4,284,947
                                               -------------    -------------

Investments in unconsolidated
  joint ventures                                   1,527,134        1,870,740
                                               -------------    -------------

Due from affiliates                                   78,621             --
                                               -------------    -------------

Other assets                                       1,410,240        1,450,918
                                               -------------    -------------

Total assets                                   $  97,462,318    $ 107,774,081
                                               =============    =============

   Liabilities and Partners' Equity

Notes payable, non-recourse                    $  51,102,900    $  57,687,654
Note payable - line of credit                      2,405,871        1,819,912
Due to affiliates                                     46,810             --
Security deposits and other payables                 954,462        1,044,468
Minority interests in joint venture                  119,800          113,238
                                               -------------    -------------
                                                  54,629,843       60,665,272
Partners' equity (deficiency)
 General Partner                                    (223,576)        (181,482)
 Limited partners (744,725.27 units
  outstanding, $100 per unit original
  issue price)                                    43,056,051       47,290,291
                                               -------------    -------------

   Total partners' equity                         42,832,475       47,108,809
                                               -------------    -------------

Total liabilities and partners' equity         $  97,462,318    $ 107,774,081
                                               =============    =============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (unaudited)

                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2002           2001         2002           2001
                                                            ----           ----         ----           ----
Revenues
Rental income                                        $   1,780,309   $   1,407,720  $   3,560,617  $   2,186,102
Finance income                                           1,158,582       1,914,937      2,397,021      3,929,188
Income from investment in joint ventures                   100,932          59,193        128,688        121,912
Interest income and other                                      580          11,043         28,183         48,559
Gain on sale of investment in
  unguaranteed residual                                          -       1,219,910              -      1,219,910
Gain on sale of equipment                                   78,834               -         78,834              -
                                                     -------------   -------------  -------------  -------------

   Total revenues                                        3,119,237       4,612,803      6,193,343      7,505,671
                                                     -------------   -------------  -------------  -------------

Expenses
   Interest                                              1,297,138       1,475,548      2,641,246      2,967,385
   Depreciation                                          1,020,460         712,131      2,040,919      1,029,012
   Management fees - General Partner                       128,367         461,895        726,603        960,798
   Administrative expense reimbursements
    General Partner                                         58,480         185,886        322,728        385,785
   Amortization of initial direct costs                     92,033         171,584        172,385        393,942
   General and administrative                              263,828         152,870        445,199        309,657
   Minority interest expense in consolidated
    joint venture                                            3,222           5,834          6,562         10,497
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        2,863,528       3,165,748      6,355,642      6,057,076
                                                     -------------   -------------  -------------  -------------

Net income (loss)                                    $     255,709   $   1,447,055  $    (162,299) $   1,448,595
                                                     =============   =============  =============  =============

Net income (loss) allocable to:
   Limited partners                                  $     253,152   $   1,432,584  $    (160,676) $   1,434,109
   General Partner                                           2,557          14,471         (1,623)        14,486
                                                     -------------   -------------  -------------  -------------

                                                     $     255,709   $   1,447,055  $    (162,299) $   1,448,595
                                                     =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                           745,153         746,444        744,704        746,565
                                                     =============   =============  =============  =============

Net income (loss) per weighted average
   limited partnership unit                          $        0.34   $        1.92  $       (0.22) $        1.92
                                                     =============   =============  =============  =============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2002
                      and the Year ended December 31, 2001

                                   (unaudited)

                                    Limited Partner Distributions

                                      Return of Investment          Limited        General
                                       Capital       Income         Partners       Partner       Total
                                    (Per weighted average unit)

Balance at
   December 31, 2000                                          $    55,393,843  $   (100,150) $   55,293,693

Sales and offering expenses

Cash distributions to partners        $ 10.75       $  -           (8,022,337)      (81,039)     (8,103,376)

Limited partnership units
   redeemed (880 units)                                               (52,192)          -           (52,192)

Net loss                                                              (29,023)         (293)        (29,316)
                                                              ---------------  ------------  --------------

Balance at
   December 31, 2001                                               47,290,291      (181,482)     47,108,809

Cash distributions
   to partners                        $5.38         $  -           (4,006,505)      (40,471)     (4,046,976)

Limited partnership units
  redeemed (1,138.62 units)                                           (67,059)           -          (67,059)

Net loss                                                             (160,676)       (1,623)       (162,299)
                                                              ---------------  ------------  --------------

Balance at
   June 30, 2002                                              $    43,056,051  $   (223,576) $   42,832,475
                                                              ===============  ============  ==============









See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                       2002           2001
                                                       ----           ----
Cash flows from operating activities:
   Net (loss) income                               $  (162,299)   $ 1,448,595
                                                   -----------    -----------
   Adjustments to reconcile net income to
     net cash (used in) provided by operating
     activities:
     Finance income portion of receivables
      paid directly to lenders by lessees           (2,066,662)    (3,014,325)
     Rental income paid directly to lender
      by lessee                                     (3,311,753)    (1,328,640)
     Interest expense on non-recourse
      financing paid directly by lessees             2,445,980      2,735,396
     Amortization of initial direct costs              172,385        393,942
     Income from investments in joint venture         (128,688)      (121,912)
     Depreciation                                    2,040,919      1,029,012
     Gain on sale of equipment                         (78,834)          --
     Gain on sale of investment in unguaranteed
      residual                                            --       (1,219,910)
     Minority interest expense                           6,562         10,497
     Change in operating assets and liabilities:
       Non-financed receivables                        740,883      2,681,277
       Due from affiliates                             (78,621)          --
       Due to affiliates                                46,810           --
       Other assets                                     40,678       (661,332)
       Security deposits, deferred credits and
         other payables                                (90,006)       702,180
       Accounts payable - General Partner
        and affiliates                                    --         (537,085)
                                                   -----------    -----------

         Total adjustments                            (260,347)       669,100
                                                   -----------    -----------

       Net cash (used in) provided by
        operating activities                          (422,646)     2,117,695
                                                   -----------    -----------

Cash flows from investing activities:
   Equipment and receivables purchased                    --         (946,109)
   Distribution from unconsolidated
    joint ventures                                     472,294           --
   Proceeds from sale of investment of
    unguaranteed residuals                             191,567      2,549,252
   Proceeds from sale of equipment                     418,461           --
                                                   -----------    -----------

    Net cash provided by investing activities        1,082,322      1,603,143
                                                   -----------    -----------





                                                  (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                       2002           2001
                                                       ----           ----

Cash flows from financing activities:
   Proceeds from line of credit                      2,405,871           --
   Repayments of notes payable - line of credit     (1,819,912)      (156,208)
   Proceeds from non-recourse debt borrowings             --        1,012,555
   Repayments of notes payable, non-recourse              --       (1,384,580)
   Redeemed units                                      (67,059)       (22,428)
   Cash distributions to partners                   (4,046,976)    (4,053,668)
                                                   -----------    -----------

       Net cash used in financing activities        (3,528,076)    (4,604,329)
                                                   -----------    -----------

Net decrease in cash and cash equivalents           (2,868,400)      (883,491)

Cash and cash equivalents at beginning of period     3,213,445      3,205,892
                                                   -----------    -----------

Cash and cash equivalents at end of period         $   345,045    $ 2,322,401
                                                   ===========    ===========












See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information

     For the six months ended June 30, 2002 and 2001, non-cash activities included the following:

                                               2002             2001
                                               ----             ----

Principal and interest on direct
 finance receivables paid directly to
 lenders by lessees                         $  5,718,981    $  9,208,148

Rental income assigned - operating
 lease receivables                             3,311,753       1,328,640

Principal and interest on non-recourse
 financing paid directly to lenders
 by lessees                                   (9,030,734)    (10,536,788)
                                            ------------    ------------

                                            $       -       $      -
                                            ============    ============

     Interest expense of $2,641,246 and $2,967,385 for the six months ended June 30, 2002 and 2001 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $2,445,980 and $2,735,396 and other interest of $195,266 and $231,989, respectively.

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                   2002           2001
                                   ----           ----

  Management fees             $    726,603   $   960,798  Charged to Operations
  Administrative expense
    reimbursements                 322,728       385,785  Charged to Operations
                              ------------   -----------

  Total                       $  1,049,331   $ 1,346,583
                              ============   ===========

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information relating to the joint ventures).

3.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates formed four ventures discussed below for the purpose of acquiring and managing various assets.

Consolidated Venture

     The venture  described below is majority owned and is consolidated with the
Partnership:

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Six, and L.P. Seven received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF. In September 2001, ICON BF acquired Series C's interest in ICON BF, at a cost of $56,370, which represented Series C's basis in the joint venture and was funded by the Partnership, L.P. Six and L.P. Seven in accordance with their remaining interests in ICON BF. The revised ownership interests are now 98.995%, .5025%, and .5025% for the Partnership, L.P. Six, and L.P. Seven, respectively. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's and L.P. Seven's interests in ICON BF have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which recently filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through August 2002.

Investments In Unconsolidated Joint Ventures

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in January and June 2002, respectively. As of June 30, 2002, the gross amount due is (pound)1,625,000 ($2,407,821 on a discounted basis based upon the exchange rate at June 30, 2002).

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of AIC Trust as of and for the six months ended June 30, 2002 and 2001 and is summarized below:

                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------

 Assets                                  $     3,127,943      $      3,849,439
                                         ===============      ================

 Liabilities                             $        57,447      $            -
                                         ===============      ================

 Equity                                  $     3,070,496      $      3,849,439
                                         ===============      ================

 Partnership's share of equity           $     1,342,728      $      1,683,360
                                         ===============      ================

                                       For the Six Months     For the Six Month
                                       Ended June 30, 2002   Ended June 30, 2001
                                       -------------------   -------------------

 Net income                              $       253,820      $        252,958
                                         ===============      ================

 Partnership's share of net income       $       110,996      $        110,619
                                         ===============      ================

 Distributions                           $     1,032,763      $            -
                                         ===============      ================

 Partnerships share of distributions     $       451,628      $            -
                                         ===============      ================

     AIC Trust recorded a foreign exchange loss of $71,152 in the quarter ended March 31, 2002 and a foreign exchange gain of $198,082 in the quarter ended June 30, 2002.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of ICON Aircraft as of June 30, 2002 and December 31, 2001 and its results of operations for the six months ended June 30, 2002 and 2001 is summarized below:

                                         June 30, 2002        December 31, 2001
                                         -------------        -----------------

  Assets                              $     40,599,897        $    41,952,008
                                      ================        ===============

  Liabilities                         $     37,218,282        $    38,945,109
                                      ================        ===============

  Equity                              $      3,381,615        $     3,006,899
                                      ================        ===============

  Partnership's share of equity       $         67,632        $        60,138
                                      ================        ===============

                                      For the Six Months     For the Six Months
                                      Ended June 30, 2002    Ended June 30, 2001

  Net income                          $        374,716        $       254,046
                                      ================        ===============

  Partnership's share of net income   $          7,494        $         5,081
                                      ================        ===============

   ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various term leases. The Partnership, L.P. Six, L.P. Seven and Fund Eight B received a 1%, 1%, 10.31% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting.

     Information as to the unaudited financial position of ICON Cheyenne as of June 30, 2002 and December 31, 2001 and its results of operations for the six months ended June 30, 2002 and 2001 is summarized below:


                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------

  Assets                                $     19,967,473      $    23,869,671
                                        ================      ===============

  Liabilities                           $      8,290,031      $    11,145,506
                                        ================      ===============

  Equity                                $     11,677,442      $    12,724,165
                                        ================      ===============

  Partnership's share of equity         $        116,774      $       127,242
                                        ================      ===============

                                       For the Six Months   For the Six Months
                                       Ended June 30, 2002  Ended June 30, 2001

  Net income                            $      1,019,824      $       621,225
                                        ================      ===============

  Partnership's share of net income     $         10,198      $         6,212
                                        ================      ===============

  Distributions                         $      2,066,547      $            -
                                        ================      ===============

  Partnership's share of distributions  $         20,666      $            -
                                        ================      ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

4.   Line of Credit

     During the quarter ended June 30, 2002, the Partnership entered into a new $17,500,000 joint line of credit agreement, shared with Fund Eight B and L.P. Seven, with Comerica Bank as lender, replacing its prior line of credit agreement. The Partnership borrowed $2,405,871 under the new agreement and used $1,819,912 to pay off its borrowings under its prior line of credit. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at June 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of the new line of credit agreement is May 31, 2003.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. In 2000 and 2001, a total of 4,101.15 units were redeemed. During the six months ended June 30, 2002, $1,138.62 units were redeemed. Total units outstanding at both June 30, 2002 and December 31, 2001 were 744,725.27 and 745,836.89 respectively.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Revenue decreased by $1,493,566 from $4,612,803 in the quarter ended June 30, 2001 to $3,119,237 in the quarter ended June 30, 2002. The decline in revenue resulted primarily from a gain on the sale of an investment in an unguaranteed residual of $1,219,910 in the quarter ended June 30, 2001. Finance income decreased by $756,355 from $1,914,937 in the quarter ended June 30, 2001 to $1,158,582 in the quarter ended June 30, 2002. The decrease in finance income resulted from a reduction in the size of the Partnership's portfolio of leases, as well as a restructuring of two aircraft finance leases in October 2001 which caused the leases to be re-classified as operating leases. The decline in the above stated categories of revenue were offset partially by an increase in rental income of $372,589 from $1,407,720 in the quarter ended June 30, 2001 to $1,780,309 in the quarter ended June 30, 2002. The increase in rental income resulted primarily from the restructuring of the aircraft leases mentioned above. In addition, gain on sale of equipment of $78,834 was realized by the Partnership in 2002, and income from investment in joint ventures increased by $41,739.

     Expenses for the three months ended June 30, 2002 totaled $2,863,528 as compared to $3,165,748 in the 2001 quarter, representing a decrease of $302,220. The reduction in expense resulted primarily from a decrease in management fees-general partner of $333,528 from $461,895 in the quarter ended June 30, 2001 to $128,367 in the quarter ended June 30, 2002. This decrease resulted from the reduction of the Partnership's portfolio of leases, upon which such fees are dependable. Interest expense decreased by $178,410 from $1,475,548 in the quarter ended June 30, 2001 to $1,297,138 in the quarter ended June 30, 2002, as a result of a decline in the average non-recourse indebtedness by way of application of lease payments in accordance with the repayment schedules. In addition, administrative expense reimbursements - general partner decreased by $127,406 from $185,886 in the quarter ended June 30, 2001 to $58,480 in the quarter ended June 30, 2002. The decrease resulted from the reduction of the Partnership's portfolio of leases upon which such expenses are dependable. Amortization of initial direct cost decreased by $79,551 from $171,584 in the quarter ended June 30, 2001 to $92,033 in the quarter ended June 30, 2002. This decrease resulted from the continued reduction of the amortization

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

balance of initial direct costs and the method (interest method) used to calculate amortization of initial direct costs on finance leases.

     An increase in depreciation expense of $308,329 from $712,131 in the quarter ended June 30, 2001 to $1,020,460 in the quarter ended June 30, 2002 resulted from the additional aircraft operating leases discussed above. In addition, general and administrative expenses increased by $110,958 from $152,870 in the quarter ended June 30, 2001 to $263,828 in the quarter ended June 30, 2002.

     Net income for the quarter ended June 30, 2002 and 2001 was $255,709 and $1,447,055, respectively. The net income per weighted average limited partnership unit was $0.34 and $1.92 for the quarter 2002 and 2001 respectively.

Results of Operations for the 2002 Six Months Ended June 30, 2002 and 2001

     For the six months ended June 30, 2002 and 2001, the Partnership did not lease or finance any additional equipment.

     Revenue decreased by $1,312,328 from $7,505,671 in the six months ended June 30, 2001 to $6,193,343 in the six months ended June 30, 2002. The decline in revenue resulted primarily from a gain on the sale of an investment in a unguaranteed residual of $1,219,910 in the six months ended June 30, 2001. Finance income decreased by $1,532,167 from $3,929,188 in the six months ended June 30, 2001 to $2,397,021 in the six months ended June 30, 2002. The decrease in finance income resulted from a reduction in the size of the Partnership's portfolio of leases, as well as a restructuring of two aircraft finance leases in October 2001 which caused the leases to be re-classified as operating leases. The decline in the above stated categories of revenue were offset partially by an increase in rental income of $1,374,515 from $2,186,102 in the six months ended June 30, 2001 to $3,560,617 in the six months ended June 30, 2002. The increase in rental income resulted from the restructuring of the two aircraft leases mentioned above along with the re-leasing of an off lease aircraft to a replacement lessee in April 2001. Such aircraft had been off lease in 2001 until it was re-leased. In addition, gain on sale of equipment of $78,834 was realized by the Partnership, and income from investment in joint ventures increased by $6,776.

     Expenses for the six months ended June 30, 2002 totaled $6,355,642 as compared to $6,057,076 in the 2001 quarter, representing an increase of $298,566. The increase in expense resulted primarily from an increase in depreciation expense of $1,011,907 from $1,029,012 in the six months ended June 30, 2001 to $2,040,919 in the six months ended June 30, 2002. This increase resulted from the additional aircraft operating leases discussed above, along with the re-leasing of an aircraft for which no depreciation expense was taken during the off-lease period in 2001. General and administrative expenses increased by $135,542 from $309,657 in the six months ended June 30, 2001 to $445,199 in the six months ended June 30, 2002. These increases in depreciation and general and administrative expenses were partially off-set by decreases in interest expense of $326,139, management fees - general partner of $234,195, amortization of initial direct cost of $221,557, and administrative expense reimbursements - general partner of $63,057.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

     Decreases in the interest expense, management fees general partner and administrative expense reimbursement general partner resulted from a reduction in the size of the Partnership's portfolio of leases. The decrease in the amortization of initial direct cost resulted from the continued reduction of the amortization balance of initial direct costs and the method (interest method) used to calculate amortization of initial direct costs on finance leases.

     Net (loss) income for the six months ended June 30, 2002 and 2001 was $(162,299) and $1,448,595 respectively. The net (loss) income per weighted average limited partnership unit was $(0.22) and $1.92 for the six months 2002 and 2001 respectively.

Liquidity and Capital Resources

     In early 2002, the Partnership extended and amended its existing line of credit arrangement with an unaffiliated third party lender. Under the terms of the amendment, the maturity date was extended to December 31, 2002, but no additional borrowings were permitted. During the second quarter of 2002, the loan was fully paid with proceeds from a newly established line of credit with Comerica Bank, from which it borrowed $2,405,871. Under the new line, which was jointly entered into with Fund Eight B and L.P. Seven and has a joint limit of $17,500,000, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at June 30, 2002) with borrowings collateralized by the present value of rents receivable and residuals. The line expires May 31, 2003.

     Besides proceeds from the new line of credit, the Partnership's primary source of funds for the six months ended June 30, 2002 was cash provided by investing activities of $1,082,322. Cash used in operating activities was $422,646 and the Partnership repaid $1,819,912 of its recourse notes payable-old line of credit during 2002 with proceeds from the newly established line of credit with Comerica Bank. Because the Partnership paid distributions to partners totaling $4,046,976, its liquidity was reduced.

     Cash distributions to limited partners for the six months ended June 30, 2002 and 2001, which were paid monthly, totaled $4,006,505 and $4,013,132 respectively.

     As of June 30, 2002, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of June 30, 2002 was $2,405,871. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

     The Partnership has an investment of approximately $22.3 million in equipment on lease to Portland General Electric (PGE), a utility company, which is a wholly owned subsidiary of Enron Corporation ("Enron"). In the fourth quarter of 2001, Enron Corporation filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. PGE is current on its lease payments at the date of this report. Management is continually monitoring the Enron proceedings to the extent that it could, in the future, impact the Partnership's investment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    ICON Income Fund Eight A L.P.
                                    File No. 333-54011 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




   August 14, 2002                  /s/ Thomas W. Martin
-------------------------           --------------------------------------------
       Date                         Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P..

Dated:  August 14, 2002




                         /s/ Beaufort J.B. Clarke
                         -------------------------------------------------------
                         Beaufort J.B. Clarke
                         Chairman and Chief Executive Officer
                         ICON Capital Corp.
                         sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P..

Dated:  August 14, 2002




                      /s/ Thomas W. Martin
                      -------------------------------------------------------
                      Thomas W. Martin
                      Executive Vice President (Principal
                      Financial and Accounting Officer)
                      ICON Capital Corp.
                      sole General Partner of ICON Income Fund Eight A L.P.