Form 10-Q
period 2002-09-30
ICON INCOME FUND EIGHT /DE
filed 2002-11-15
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                      September 30, 2002
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------   -----------------------

Commission File Number                          333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-4006824
---------------------------------------      -----------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                      Identification Number)


                   100 Fifth Avenue, New York, New York 10011
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip code)


                                                        (212) 418-4700
Registrant's telephone number, including area code -----------------------------



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

                           Consolidated Balance Sheets
                                   (unaudited)

                                               September 30,    December 31,
         Assets                                   2002             2001
         ------                                   ----             ----

Cash and cash equivalents                     $     612,960    $   3,213,445
                                              -------------    -------------

Investment in finance leases
 Minimum rents receivable                        18,027,307       27,530,587
 Estimated unguaranteed residual values          32,544,577       32,985,468
 Initial direct costs                               536,227          780,194
 Unearned income                                 (6,988,520)     (10,522,087)
 Allowance for doubtful accounts                   (585,000)        (585,000)
                                              -------------    -------------
                                                 43,534,591       50,189,162
                                              -------------    -------------

Investment in operating leases
 Equipment, at cost                              52,734,532       52,734,532
 Accumulated depreciation                        (9,031,041)      (5,969,663)
                                              -------------    -------------
                                                 43,703,491       46,764,869
                                              -------------    -------------

Investments in unguaranteed
 residual values                                  3,429,492        4,284,947
                                              -------------    -------------

Investments in unconsolidated
 joint ventures                                   1,247,129        1,870,740
                                              -------------    -------------

Other assets                                        899,663        1,450,918
                                              -------------    -------------

Total assets                                  $  93,427,326    $ 107,774,081
                                              =============    =============

   Liabilities and Partners' Equity
   --------------------------------

Notes payable, non-recourse                   $  48,794,479    $  57,687,654
Note payable - line of credit                     3,405,871        1,819,912
Due to affiliates                                    10,518             --
Security deposits and other payables                412,869        1,044,468
Minority interests in joint venture                 123,318          113,238
                                              -------------    -------------
                                                 52,747,055       60,665,272
Partners' equity (deficiency)
 General Partner                                   (244,211)        (181,482)
 Limited partners (743,200.27 units
  outstanding, $100 per unit original
  issue price)                                   40,924,482       47,290,291
                                              -------------    -------------

   Total partners' equity                        40,680,271       47,108,809
                                              -------------    -------------

Total liabilities and partners' equity        $  93,427,326    $ 107,774,081
                                              =============    =============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Operations

                                   (unaudited)

                                                           For the Three Months         For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                            2002          2001           2002           2001
                                                            ----          ----           ----           ----

Revenues
Rental income                                        $   1,780,308   $   1,420,309  $   5,340,925  $   3,606,411
 Finance income                                          1,136,546       1,831,394      3,533,567      5,760,582
 Income from investment in joint ventures                   44,051          87,289        172,739        209,201
 Interest income and other                                     347           7,814         28,530         56,373
 Gain on sale of investment in
  unguaranteed residual                                       -               -              -         1,219,910
 Gain on sale of equipment                                    -             32,757         78,834         32,757
                                                     -------------   -------------  -------------  -------------

   Total revenues                                        2,961,252       3,379,563      9,154,595     10,885,234
                                                     -------------   -------------  -------------  -------------

Expenses
 Interest                                                1,278,377       1,526,447      3,919,623      4,493,832
 Depreciation                                            1,020,459         757,814      3,061,378      1,786,826
 Management fees - General Partner                         246,139         508,716        972,742      1,469,514
 Administrative expense reimbursements
  General Partner                                          101,099         203,655        423,827        589,440
 Amortization of initial direct costs                       71,582         159,688        243,967        553,630
 General and administrative                                282,289         156,767        727,488        466,424
 Minority interest expense in consolidated
  joint venture                                              3,518           4,921         10,080         15,418
                                                     -------------   -------------  -------------  -------------

 Total expenses                                          3,003,463       3,318,008      9,359,105      9,375,084
                                                     -------------   -------------  -------------  -------------

Net (loss) income                                    $     (42,211)  $      61,555  $    (204,510) $   1,510,150
                                                     =============   =============  =============  =============

Net (loss) income allocable to:
 Limited partners                                    $     (41,789)  $      60,939  $    (202,465) $   1,495,048
 General Partner                                              (422)            616         (2,045)        15,102
                                                     -------------   -------------  -------------  -------------

                                                     $     (42,211)  $      61,555  $    (204,510) $   1,510,150
                                                     =============   =============  =============  =============

Weighted average number of limited
 partnership units outstanding                             744,282         746,131        745,060        746,344
                                                     =============   =============  =============  =============

Net (loss) income per weighted average
 limited partnership unit                            $        (.06)  $        0.08   $      (0.27) $        2.00
                                                     =============   =============   ============= =============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2002
                      and the Year ended December 31, 2001

                                   (unaudited)

                                   Limited Partner Distributions
                                   -----------------------------

                                       Return of   Investment          Limited         General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)
Balance at
 December 31, 2000                                                 $    55,393,843  $   (100,150) $   55,293,693

Cash distributions to partners        $ 10.75       $  -                (8,022,337)      (81,039)     (8,103,376)

Limited partnership units
 redeemed (880 units)                                                      (52,192)             -        (52,192)

Net loss                                                                   (29,023)         (293)        (29,316)
                                                                   ---------------  ------------  --------------

Balance at
 December 31, 2001                                                      47,290,291      (181,482)     47,108,809

Cash distributions
 to partners                          $ 8.08        $  -                (6,007,732)      (60,684)     (6,068,416)

Limited partnership units
 edeemed (2,663.62 units)                                                 (155,612)             -       (155,612)

Net loss                                                                  (202,465)       (2,045)       (204,510)
                                                                   ---------------  ------------  --------------

Balance at
 September 30, 2002                                                $    40,924,482  $   (244,211) $   40,680,271
                                                                   ===============  ============  ==============






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statement of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                         2002            2001
                                                         ----            ----
Cash flows from operating activities:
 Net (loss) income                                 $   (204,510)   $  1,510,150
                                                   ------------    ------------
 Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities:
  Finance income portion of receivables
   paid directly to lenders by lessees               (3,053,806)     (4,453,425)
  Rental income paid directly to lender
   by lessee                                         (4,967,629)     (3,198,566)
  Interest expense on non-recourse
   financing paid directly by lessees                 3,603,024       4,316,336
  Amortization of initial direct costs                  243,967         553,630
  Income from investments in joint venture             (172,739)       (209,201)
  Depreciation                                        3,061,378       1,786,826
  Gain on sale of equipment                             (78,834)        (32,757)
  Gain on sale of investment in unguaranteed
   residual                                                   -      (1,219,910)
  Minority interest expense                              10,080          15,418
  Change in operating assets and liabilities:
   Non-financed receivables                           1,596,213       3,657,674
   Due to affiliates                                     10,518        (537,085)
   Other assets                                         551,255        (510,203)
   Security deposits, deferred credits and
    other payables                                     (631,599)        335,994
   Other                                                      -         (17,195)
                                                   ------------    ------------

     Total adjustments                                  171,828         487,536
                                                   ------------    ------------

     Net cash (used in) provided by
      operating activities                              (32,682)      1,997,686
                                                   ------------    ------------

Cash flows from investing activities:
 Equipment and receivables purchased                          -      (1,145,711)
 Distribution from unconsolidated
  joint ventures                                        796,350         234,766
 Proceeds from sale of investment of
  unguaranteed residuals                                855,455       2,606,413
 Proceeds from sale of equipment                        418,461       2,344,649
 Acquisition of minority interest in
  consolidated joint venture                                  -         (55,804)
                                                   ------------    ------------

     Net cash provided by investing activities        2,070,266       3,984,313
                                                   ------------    ------------



                                                     (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                       2002            2001
                                                       ----            ----

Cash flows from financing activities:
 Proceeds from line of credit                      3,405,871               -
 Repayments of notes payable - line of credit     (1,819,912)     (1,165,736)
 Proceeds from non-recourse debt borrowings                -       1,012,555
 Repayments of notes payable, non-recourse                 -      (1,356,007)
 Redemption of limited partnership units            (155,612)        (47,267)
 Cash distributions to partners                   (6,068,416)     (6,078,354)
                                                ------------    ------------

    Net cash used in financing activities         (4,638,069)     (7,634,809)
                                                ------------    ------------

Net decrease in cash and cash equivalents         (2,600,485)     (1,652,810)

Cash and cash equivalents at beginning
 of period                                         3,213,445       3,205,892
                                                ------------    ------------

Cash and cash equivalents at end
 of period                                      $    612,960    $  1,553,082
                                                ============    ============




See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

    For the nine months ended September 30, 2002 and 2001, non-cash activities included the following:

                                                       2002             2001
                                                       ----             ----

Principal and interest on direct
 finance receivables paid directly to
 lenders by lessees                            $    7,528,569    $  12,332,032

Rental income assigned - operating
 lease receivables                                  4,967,629        3,198,566

Principal and interest on non-recourse
 financing paid directly to lenders
 by lessees                                       (12,496,198)     (15,530,598)
                                               --------------    -------------

                                               $            -     $          -
                                               ==============    =============

     Interest expense of $3,919,623 and $4,493,832 for the nine months ended September 30, 2002 and 2001 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $3,603,024 and $4,316,336 and other interest of $316,599 and $177,496, respectively.

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2002 and 2001 were as follows:

                                 2002           2001
                                 ----           ----

  Management fees           $   972,742    $ 1,469,514  Charged to Operations
  Administrative expense
   reimbursements               423,827        589,440  Charged to Operations
                            -----------    -----------

  Total                     $ 1,396,569    $ 2,058,954
                            ===========    ===========

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

     ICON Boardman Funding L.L.C.
     ----------------------------

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

     Portland General Electric ("PGE") is a wholly owned subsidiary of Enron Corporation ("Enron"), which filed for Chapter 11 bankruptcy protection in December 2001. PGE has not filed for bankruptcy. While Enron owns all of PGE's outstanding common stock, PGE has its own legal entity, owns its assets and is responsible for its own day-to-day operations. PGE continues to make its lease payments and is current through October 2002.

Investments In Unconsolidated Joint Ventures

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

     AIC Trust
     ---------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and L.P. Seven own 43.73%, 25.51% and 30.76% interests in AIC Trust, respectively. The Partnership accounts for its investment under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note were collected in January and June 2002, respectively. As of September 30, 2002, the gross amount due is (pound)1,625,000 ($2,494,534 on a discounted basis based upon the exchange rate at September 30, 2002).

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of AIC Trust as of September 30, 2002 and December 31, 2001 and its results of operations for the nine months ended September 30, 2002 and 2001 is summarized below:


                                September 30, 2002      December 31, 2001
                                ------------------      -----------------

 Assets                           $   2,494,534           $  3,849,439
                                  =============           ============

 Liabilities                      $      57,447           $          -
                                  =============           ============

 Equity                           $   2,437,087           $  3,849,439
                                  =============           ============

 Partnership's share
  of equity                       $   1,065,738           $  1,683,360
                                  =============           ============

                             For the Nine Months          For the Nine Months
                           Ended September 30, 2002    Ended September 30, 2001
                           ------------------------    ------------------------

 Net income                       $     340,533            $    439,449
                                  =============            ============

 Partnership's share of
  net income                      $     148,915            $    192,171
                                  =============            ============

 Distributions                    $   1,752,885            $    536,853
                                  = ===========            ============

 Partnerships share of
  distributions                   $     766,537            $    234,766
                                  =============            ============

     AIC Trust recorded a foreign exchange gain of $200,857 during the nine months ended September 30, 2002.

     ICON Aircraft 24846, LLC
     ------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Aircraft 24846, LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in an 767-300ER aircraft leased to a Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease is scheduled to expire in March 2003, at which time the balance of the non-recourse debt outstanding is scheduled to be approximately $34,500,000. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of ICON Aircraft as of September 30, 2002 and December 31, 2001 and its results of operations for the nine months ended September 30, 2002 and 2001 is summarized below:

                             September 30, 2002     December 31, 2001
                             ------------------     -----------------

 Assets                        $  39,896,944           $  41,952,008
                               =============           =============

 Liabilities                   $  36,327,970           $  38,945,109
                               =============           =============

 Equity                        $   3,568,974           $   3,006,899
                               =============           =============

 Partnership's share of
  equity                       $      71,379           $      60,138
                               =============           =============

                              For the Nine Months      For the Nine Months
                           Ended September 30, 2002  Ended September 30, 2001

 Net income                    $     562,075           $     405,824
                               =============           =============

 Partnership's share of
  net income                   $      11,241           $       8,118
                               =============           =============

     ICON Cheyenne LLC
     -----------------

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Consolidated Financial Statements-continued

     Information as to the unaudited financial position of ICON Cheyenne as of September 30, 2002 and December 31, 2001 and its results of operations for the nine months ended September 30, 2002 and 2001 is summarized below:

                              September 30, 2002       December 31, 2001
                              ------------------       -----------------

 Assets                         $  19,060,988            $  23,869,671
                                =============            =============

 Liabilities                    $   8,059,843            $  11,145,506
                                =============            =============

 Equity                         $  11,001,145            $  12,724,165
                                =============            =============

 Partnership's share
  of equity                     $     110,012            $     127,242
                                =============            =============

                               For the Nine Months       For the Nine Months
                            Ended September 30, 2002  Ended September 30, 2001

 Net income                     $   1,258,307            $     891,227
                                =============            =============

 Partnership's share of
  net income                    $      12,583            $       8,912
                                =============            =============

 Distributions                  $   2,981,327            $        -
                                =============            =============

 Partnership's share of
  distributions                 $      29,813            $        -
                                =============            =============

4.   Line of Credit

     During the nine months ended September 30, 2002, the Partnership entered into a new $17,500,000 joint line of credit agreement, shared with Fund Eight B and L.P. Seven, with Comerica Bank as lender, replacing its prior line of credit agreement. The Partnership borrowed $3,405,871 under the new agreement and used $1,819,912 to pay off its borrowings under its prior line of credit. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at September 30, 2002) and all borrowings are to be collateralized by the present values of rents receivable and residuals. The expiration date of the new line of credit agreement is May 31, 2003.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2002 and 2001

     Revenues for the quarter ended September 30, 2002 ("2002 Quarter") were $2,961,252, representing a decrease of $418,311 over the quarter ended September 30, 2001 ("2001 Quarter"). Finance income decreased by $694,848 from $1,831,394 during the 2001 Quarter to $1,136,546 during the 2002 Quarter. The decrease in finance income resulted from a reduction in the size of the Partnership's portfolio of leases, as well as a restructuring of two aircraft finance leases in October 2001 which caused the leases to be re-classified as operating leases. In addition, income from investment in joint ventures decreased by $43,238. The decline in the above stated categories of revenue were offset partially by an increase in rental income of $359,999 from $1,420,309 during the 2001 Quarter to $1,780,308 during the 2002 Quarter. The increase in rental income resulted primarily from the restructuring of the aircraft leases mentioned above.

     Expenses for the 2002 Quarter were $3,003,463, representing a decrease of $314,545 over the 2001 Quarter. The reduction in expenses resulted from the reduction of the Partnership's portfolio of leases, a decline in the average non-recourse indebtedness by way of application of lease payments in accordance with the repayment schedules, and from the continued reduction of the amortization balance of initial direct costs and the method (interest method) used to calculate amortization of initial direct cost on finance leases.

     Management fees-general partner decrease by $262,577 due to the reduction of the Partnership's portfolio of leases, upon which such fees are dependant. Interest expense decreased by $248,070, as a result of a decline in the average non-recourse indebtedness by way of application of lease payments in accordance with the repayment schedules. In addition, administrative expense reimbursements
- general partner decreased by $102,556. The decrease resulted from the reduction of the Partnership's portfolio of leases upon which such expenses are dependant. Amortization of initial direct cost decreased by $88,106. This decrease resulted from the continued reduction of the amortization balance of initial direct costs and the method (interest method) used to calculate amortization of initial direct costs on finance leases. An increase in depreciation expense of $262,645 resulted from the additional aircraft operating leases discussed above. In addition, general and administrative expenses increased by $125,522.

     Net (loss) income for the 2002 Quarter and the 2001 Quarter was $(42,211) and $61,555, respectively. The net (loss) income per weighted average limited partnership unit was $(.06) and $0.08 for the 2002 Quarter and the 2001 Quarter respectively.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     For the nine months ended September 30, 2002 ("2002 Period") and 2001 ("2001 Period"), the Partnership did not lease or finance any additional equipment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002


     Revenues for the nine months ended September 30, 2002 ("2002 Period") were $9,154,595 representing a decrease of $1,730,639 over the nine months ended September 2001 ("2001 Period"). The decline in revenue resulted primarily from a gain on the sale of an investment in a unguaranteed residual of $1,219,910 during the 2001 Period. Finance income decreased by $2,227,015. The decrease in finance income resulted from a reduction in the size of the Partnership's portfolio of leases, as well as a restructuring of two aircraft finance leases in October 2001 which caused the leases to be re-classified as operating leases. The decline in the above stated categories of revenue were offset partially by an increase in rental income of $1,734,514. The increase in rental income resulted from the restructuring of the two aircraft leases mentioned above along with the re-leasing of an off-lease aircraft to a replacement lessee in April 2001. Such aircraft had been off-lease in 2001 until it was re-leased.

     Expenses for the 2002 Period were $9,359,105, representing a decrease of $15,979 over the 2001 Period.

     Interest expense decreased by $574,209 due to a decline in the average non-recourse indebtedness by way of application of lease payments in accordance with the repayment schedules. Management fees-general partner decrease by $496,772, and administrative expense reimbursements - general partner decreased by $165,613. These decreases resulted from the reduction of the Partnership's portfolio of leases upon which such expenses are dependant. Amortization of initial direct cost decreased by $309,663. This decrease resulted from the continued reduction of the amortization balance of initial direct costs and the method (interest method) used to calculate amortization of initial direct costs on finance leases. An increase in depreciation expense of $1,274,552 resulted from the additional aircraft operating leases discussed above. In addition, general and administrative expenses increased by $261,064.

     Net (loss) income for the 2002 Period and the 2001 Period was $(204,510) and $1,510,150 respectively. The net (loss) income per weighted average limited partnership unit was $(0.27) and $2.00 for the 2002 Period and the 2001 Period respectively.

     As  of  September   30,  2002  there  were  no  known  trends  or  demands,
commitments, events or uncertainties, which are likely to have any material effect on net revenues and the results of operations.

Liquidity and Capital Resources

     In early 2002, the Partnership extended and amended its existing line of credit arrangement with an unaffiliated third party lender. Under the terms of the amendment, the maturity date was extended to December 31, 2002, but no additional borrowings were permitted. During the 2002 Period, the loan was fully paid with proceeds from a newly established line of credit with Comerica Bank, from which it borrowed $3,405,871. Under the new line, which was jointly entered into with Fund Eight B and L.P. Seven and has a joint limit of $17,500,000, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (5.75% at September 30, 2002) with borrowings collateralized by the present value of rents receivable and residuals. The line expires May 31, 2003.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

     Besides proceeds from the new line of credit, the Partnership's primary source of funds for 2002 Period was cash provided by investing activities of $2,070,267. The Partnership repaid $1,819,912 of its recourse notes payable-old line of credit during 2002 with proceeds from the newly established line of credit with Comerica Bank. Because the Partnership paid distributions to partners totaling $6,068,416, its liquidity was reduced.

     Cash distributions to limited partners for the 2002 Period and the 2001 Period, which were paid monthly, totaled $6,007,732 and $6,017,563 respectively.

     As of September 30, 2002, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of September 30, 2002 was $3,405,871. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

     The Partnership has an investment of approximately $22.6 million in equipment on lease to Portland General Electric (PGE), a utility company, which is a wholly owned subsidiary of Enron Corporation ("Enron"). In the fourth quarter of 2001, Enron Corporation filed for Chapter 11 bankruptcy protection. PGE has not filed for bankruptcy. PGE is current on its lease payments at the date of this report. Management is continually monitoring the Enron proceedings to the extent that it could, in the future, impact the Partnership's investment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002


Item 4.  Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Management has presented the results of its most recent evaluation to the Partnership's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2002.

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

                                ICON Income Fund Eight A L.P.
                                File No. 333-54011 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.



    November 14, 2002          /s/ Thomas W. Martin
-------------------------      ------------------------------------------------
          Date                 Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer
                               of the Manager of the Registrant)


                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight A L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Fund Eight A L.P.



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight A L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the Manager of the Registrant)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P..

Dated:  November 14, 2002




                     /s/ Beaufort J.B. Clarke
                     -----------------------------------------------------------
                     Beaufort J.B. Clarke
                     Chairman and Chief Executive Officer
                     ICON Capital Corp.
                     Manager of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2002


EXHIBIT 99.2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P..

Dated:  November 14, 2002




                     /s/ Thomas W. Martin
                     -----------------------------------------------------------
                     Thomas W. Martin
                     Executive Vice President (Principal
                     Financial and Accounting Officer)
                     ICON Capital Corp.
                     Manager of ICON Income Fund Eight A L.P.