Form 10-Q
period 2003-03-31
ICON INCOME FUND EIGHT /DE
filed 2003-05-12
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    March 31, 2003
                               -------------------------------------------------

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


                                 (212)418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets



                                                       March 31,      December 31,
                                                         2003             2002
                                                         ----             ----
                                                      (unaudited)

         Assets
         ------

Cash and cash equivalents                            $    170,951    $    819,928
                                                     ------------    ------------

Investment in finance leases
   Minimum rents receivable                            11,767,957      17,200,391
   Estimated unguaranteed residual values              28,148,478      28,560,807
   Initial direct costs, net                              404,984         446,683
   Unearned income                                     (5,118,918)     (5,842,801)
   Allowance for doubtful accounts                       (228,721)       (228,721)
                                                     ------------    ------------
                                                       34,973,780      40,136,359
                                                     ------------    ------------

Investment in operating leases
   Equipment, at cost                                  50,773,532      50,773,532
   Accumulated depreciation                           (10,160,053)     (9,214,386)
                                                     ------------    ------------
                                                       40,613,479      41,559,146
                                                     ------------    ------------

Equipment held for lease or resale, net                 3,224,256       3,470,579

Investments in unguaranteed residual values             2,704,898       3,098,084

Investments in unconsolidated joint ventures              972,755       1,296,330

Other assets, net                                         561,211         827,728
                                                     ------------    ------------

Total assets                                         $ 83,221,330    $ 91,208,154
                                                     ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                         $ 45,456,336    $ 47,668,803
Note payable - recourse                                 1,559,547       3,805,871
Security deposits and other                               587,772       1,715,310
Accounts payable - General Partner and affiliates         375,719         230,052
Minority interests in joint venture                       130,300         126,739
                                                     ------------    ------------
                                                       48,109,674      53,546,775
                                                     ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                       (299,735)       (274,260)
   Limited partners (742,920.27 units outstanding,
     $100 per unit original issue price)               35,411,391      37,935,639
                                                     ------------    ------------

   Total partners' equity                              35,111,656      37,661,379
                                                     ------------    ------------

Total liabilities and partners' equity               $ 83,221,330    $ 91,208,154
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.



                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                    2003            2002
                                                    ----            ----

Revenues
   Rental income                               $   1,574,463  $   1,780,308
   Finance income                                    723,883      1,238,439
   Gain on sales of equipment                        391,620             -
   Income from investment in
     unconsolidated joint ventures                    11,147         27,755
   Interest income and other                              10         27,603
                                               -------------  -------------

   Total revenues                                  2,701,123      3,074,105
                                               -------------  -------------

Expenses
   Interest                                        1,167,480      1,344,108
   Depreciation                                    1,191,989      1,020,459
   Management fees - General Partner                 402,482        598,236
   Administrative expense reimbursements -
    General Partner                                  157,993        264,248
   Amortization of initial direct costs               41,699         80,352
   General and administrative expense                266,495        181,371
   Minority interest expense                           3,561          3,340
                                               -------------  -------------

   Total expenses                                  3,231,699      3,492,114
                                               -------------  -------------

Net loss                                       $    (530,576) $    (418,009)
                                               =============  =============

Net loss allocable to:
   Limited partners                            $    (525,270) $    (413,828)
   General Partner                                    (5,306)        (4,181)
                                               -------------  -------------

                                               $    (530,576) $    (418,009)
                                               =============  =============

Weighted average number of limited
   partnership units outstanding                     742,958        746,378
                                               =============  =============

Net loss per weighted average
   limited partnership unit                    $        (.72) $        (.56)
                                               =============  =============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2003

                                   (unaudited)

                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner         Total
                                       -------       ------            --------        -------         -----
                                    (Per weighted average unit)

Balance at January 1, 2003                                            $37,935,639     $(274,260)    $37,661,379

Cash distributions to partners        $  2.69         $  -             (1,996,320)      (20,169)     (2,016,489)

Limited partnership units
   redeemed (50 units)                                                     (2,658)            -          (2,658)

Net loss                                                                 (525,270)       (5,306)       (530,576)
                                                                      -----------     ---------     -----------


Balance at March 31, 2003                                             $35,411,391     $(299,735)    $35,111,656
                                                                      ===========     =========     ===========

























See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)


                                                                                     2003           2002
                                                                                     ----           ----

Cash flows from operating activities:
   Net loss                                                                      $  (530,576)   $  (418,009)
                                                                                 -----------    -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
       Rental income paid directly to lender by lessee                            (1,574,463)    (1,655,877)
       Finance income portion of receivables paid directly
         to lenders by lessees                                                      (647,752)    (1,045,589)
       Depreciation                                                                1,191,989      1,020,459
       Interest expense on non-recourse financing paid
         directly by lessees                                                         967,175      1,242,144
       Amortization of initial direct costs                                           41,699         80,352
       Minority interest expense                                                       3,561          3,340
       Income from investments in
         unconsolidated joint ventures                                               (11,147)       (27,755)
       Gain on sales of equipment                                                   (391,620)          --
       Changes in operating assets and liabilities:
         Non-financed receivables                                                    252,342        480,445
         Other assets                                                                266,517       (434,147)
         Security deposits and other                                              (1,127,538)       361,427
         Accounts payable - General Partner and affiliates                           145,667        103,008
                                                                                 -----------    -----------

         Total adjustments                                                          (883,570)       127,807
                                                                                 -----------    -----------

       Net cash used in operating activities                                      (1,414,146)      (290,202)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Proceeds from the sale of equipment                                               807,620           --
   Proceeds from sale of investment in unguaranteed residual values                  393,186         30,022
   Distribution received from unconsolidated joint ventures                          318,413        435,546
                                                                                 -----------    -----------

       Net cash provided by investing activities                                   1,519,219        465,568
                                                                                 -----------    -----------










                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                           2003           2002
                                                           ----           ----

Cash flows from financing activities:
   Proceeds from note payable - non-recourse             3,684,718           --
   Repayments of notes payable - recourse               (2,246,324)      (158,330)
   Cash distributions to partners                       (2,016,489)    (2,023,649)
   Repayments of notes payable - non-recourse             (173,297)          --
   Redemption of limited partnership units                  (2,658)          --
                                                       -----------    -----------

       Net cash used in financing activities              (754,050)    (2,181,979)
                                                       -----------    -----------

Net decrease in cash and cash equivalents                 (648,977)    (2,006,613)

Cash and cash equivalents at beginning of the period       819,928      3,213,445
                                                       -----------    -----------

Cash and cash equivalents at end of the period         $   170,951    $ 1,206,832
                                                       ===========    ===========



























                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statement of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the three months ended March 31, 2003 and 2002, non-cash activities included the following:


                                                                 2003           2002
                                                                 ----           ----

Principal and interest on direct
   finance receivables paid directly to lenders by lessees   $ 5,289,897    $ 5,136,928

Rental income assigned - operating lease receivables           1,574,463      1,655,877

Principal and interest on non-recourse financing paid
   directly to lenders by lessees                             (6,864,360)    (6,792,805)
                                                             -----------    -----------

                                                             $     --       $      --
                                                             ===========    ===========


     Interest expense of $1,167,480 and $1,344,108 for the three months ended March 31, 2003 and 2002 consisted of interest expense on non-recourse financing paid directly to lenders by lessees of $967,175 and $1,242,144 and other interest of $200,305 and $101,964, respectively.




























See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K.

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2003 and 2002 were as follows:

                           2003       2002
                           ----       ----

Management fees          $402,482   $598,236   Charged to Operations
Administrative expense
  reimbursements          157,993    264,248   Charged to Operations
                         --------   --------

Total                    $560,475   $862,484
                         ========   ========

     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 3 for additional information
relating to the joint ventures.)

3. Consolidated Venture and Investments in Unconsolidated Joint Ventures

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

     Consolidated Venture

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership, Series C, L.P. Six, and L.P. Seven received a 98.5%, .5%, ..5% and .5% interest, respectively, in ICON BF.

     In 2001 the joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $55,803. The remaining venturers' shares in ICON BF at March 31, 2003 were 98.995%, .5025%, and .5025% for the Partnership, L.P. Six, and L.P. Seven, respectively.

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002, and the third installment on the note of (pound)450,000 was collected in the first quarter 2003. As of March 31, 2003, the remaining amount due is (pound)1,175,000 ($1,824,474 based upon the exchange rate at March 31, 2003).

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the financial position of AIC Trust as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                        March 31, 2003       December 31, 2002
                                        --------------       -----------------

Assets                                    $ 1,824,274          $  2,572,522
                                          ===========          ============

Liabilities                               $      --            $       --
                                          ===========          ============

Equity                                    $ 1,824,274          $  2,572,522
                                          ===========          ============

Partnership's share of equity             $   797,755          $  1,124,964
                                          ===========          ============

                                      Three Months Ended    Three Months Ended
                                        March 31, 2003        March 31, 2002
                                        --------------        --------------

Net income                                $    11,051          $     37,457
                                          ===========          ============

Partnership's share of
  net income                              $     4,833          $     16,379
                                          ===========          ============

Distributions                             $   722,005          $    995,989
                                          ===========          ============

Partnership's share of distributions      $   315,733          $    435,546
                                          ===========          ============

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B, L.P. ("Fund Eight B") formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300ER aircraft leased to Scandinavian Airlines Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership is currently remarketing the aircraft, during which time, the Partnership will be making interest only payments on the outstanding non-recourse debt. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The Partnership accounts for its investment under the equity method of accounting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the financial position of ICON Aircraft 24846 as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                        March 31, 2003       December 31, 2002
                                        --------------       -----------------

 Assets                                   $38,435,324          $ 39,175,547
                                          ===========          ============

 Liabilities                              $34,491,632          $ 35,419,214
                                          ===========          ============

 Equity                                   $ 3,943,692          $  3,756,333
                                          ===========          ============

 Partnership's share of equity            $    78,874          $     75,127
                                          ===========          ============

                                      Three Months Ended    Three Months Ended
                                        March 31, 2003        March 31, 2002
                                        --------------        --------------

 Net income                               $   187,359          $    187,358
                                          ===========          ============

 Partnership's share of net income        $     3,747          $      3,747
                                          ===========          ============

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the financial position of ICON Cheyenne as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                         March 31, 2003      December 31, 2002
                                         --------------      -----------------

 Assets                                   $14,091,628          $ 14,765,333
                                          ===========          ============

 Liabilities                              $ 4,479,140          $  5,141,481
                                          ===========          ============

 Equity                                   $ 9,612,488          $  9,623,852
                                          ===========          ============

 Partnership's share of equity            $    96,126          $     96,239
                                          ===========          ============

                                       Three Months Ended   Three Months Ended
                                         March 31, 2003       March 31, 2002
                                         --------------       --------------

 Net income                               $   256,681          $    762,893
                                          ===========          ============

 Partnership's share of net income        $     2,567          $      7,629
                                          ===========          ============

 Distributions                            $   268,045          $       --
                                          ===========          ============

 Partnership's share of distributions     $     2,680          $       --
                                          ===========          ============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the 2003 Quarter Ended March 31, 2003 and 2002

     For the three months ended March 31, 2003 and 2002, the Partnership did not lease or finance any additional equipment.

     Revenues for the quarter ended March 31, 2003 ("2003 Quarter") were $2,701,123 representing a decrease of $372,982, or approximately 12%, as compared to the quarter ended March 31, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from decreases in finance income of $514,556, rental income of $205,845 and interest and other income of $27,593. These decreases were offset by a gain on sale of equipment of $391,620 in the 2003 Quarter as compared to no sales during the 2002 Quarter. In addition, income from investment in joint ventures decreased by $16,608.

     The decrease in finance income is due to the reduction in the size of the Partnership's portfolio of leases from the 2002 Quarter to the 2003 Quarter. During the 2003 Quarter, there were two leases that were scheduled to expire in accordance with their original leases. A finance lease with Keystone Great Lakes, Inc. was renewed for an additional five years ending 2008. The equipment pertaining to the other lease which was with Petsmart, Inc. was sold and a gain of $391,620 was recognized.

     The decrease in rental income is primarily due to reclassing an operating lease (Sabena Technics, SA) to equipment held for lease or resale during the fourth quarter of 2002, and therefore no revenues were recognized for the 2003 Quarter. In addition, the decrease in rental income is due to the restructuring of the rental payments for an operating lease (Boeing) effective May 2002. Therefore, the 2003 Quarter reflects the new lower rental payments, and the 2002 Quarter reflects the old higher rental payments.

     Expenses for the 2003 Quarter were $3,231,699 representing a decrease of $260,415, or approximately 7%, as compared to 2002 Quarter. The decreases in expenses resulted primarily from decreases in management fees - General Partner of $195,754, interest expense of $176,628, administrative expense reimbursements
- General Partner of $106,255, and amortization of initial direct cost of $38,653. These decreases are offset by an increase in depreciation of $171,530, and general and administrative expense of $85,124. The reduction in expenses resulted primarily from the reduction of the Partnership's portfolio leases and a decline in average non-recourse indebtedness by way of application of lease payments in accordance with the repayment schedules. Depreciation expense increased due to additional depreciation on the equipment held for lease or resale during the 2003 Quarter.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

     Net loss for the 2003 Quarter and 2002 Quarter was $(530,576) and $(418,009), respectively. The net loss per weighted average limited partnership unit was ($.72) and $(.56) for the 2003 Quarter and 2002 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity in the 2003 Quarter were proceeds from a non-recourse note payable of $3,684,718, proceeds from sale of investment of unguaranteed residual values of $393,186, proceeds from sales of equipment of $807,620 and distributions received from unconsolidated joint ventures of $318,413 offset by cash used in operating activities of $1,414,146, distributions to partners aggregated $2,016,489, and the Partnership repaid recourse debt of $2,246,324. As a result of this activity, the Partnership's liquidity was reduced.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.25% at March 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The expiration date of this line of credit is May 31, 2003. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of March 31, 2003, there were borrowings of $1,559,547 by the Partnership under the line of credit. Aggregate borrowing by all Funds under the line of credit agreement aggregated $7,484,986 on March 31, 2003.

     Cash  distributions  to limited  partners for the 2003 Quarter and the 2002
Quarter,   which  were  paid  monthly,   totaled   $1,996,320  and   $2,003,413,
respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in December 1999 for $4,861,629. Regus did not pay rent in January or February, 2003. The
Partnership, has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on December 29, 2003 has been extended to expire March 2007 but at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $1,544,686. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of March 31, 2003 was increased to $2,928,737.

     As of March 31, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

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

     Additionally, the Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's aggregate borrowings under the floating rate line of credit as of March 31, 2003 was $1,559,547 as compared to $3,805,871 at December 31, 2002. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

PART II - OTHER INFORMATION

Item 1- Legal Proceedings
        -----------------

The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(b) Reports on Form 8K

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

                                 March 31, 2003



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ICON Income Fund Eight A L.P.
                                   File No. 333-54011 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




      May 12, 2003                 /s/ Thomas W. Martin
-----------------------------      ---------------------------------------------
          Date                     Thomas W. Martin
                                   Executive Vice President
                                   (Principal Financial and Accounting Officer
                                   of the General Partner of the Registrant)

                              Certifications - 10-K


I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-K of ICON Income Fund Eight A L.P.;

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 12, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                              Certifications - 10-K

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-K of ICON Income Fund Eight A L.P.;

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 12, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer) of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99-1

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-K for the period ended March 31, 2003 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  May 12, 2003




/s/ Beaufort J.B. Clarke
--------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)


                                 March 31, 2003



EXHIBIT 99-2

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-K for the period ended March 31, 2003 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  May 12, 2003




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.