Form 10-Q
period 2003-06-30
ICON INCOME FUND EIGHT /DE
filed 2003-08-14
CIK 1061134

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 June 30, 2003
                              --------------------------------------------------

[x ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                          333-54011
                      ----------------------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                       Condensed Consolidated Balance Sheets


                                                     June 30,       December 31,
                                                       2003            2002
                                                       ----            ----
                                                     (unaudited)

         Assets

Cash and cash equivalents                           $    603,551  $    819,928


Investment in finance leases
   Minimum rents receivable                           12,831,508    17,200,391
   Estimated unguaranteed residual values             27,419,233    28,560,807
   Initial direct costs, net                             345,070       446,683
   Unearned income                                    (5,302,349)   (5,842,801)
   Allowance for doubtful accounts                      (228,721)     (228,721)
                                                    ------------  ------------
                                                      35,064,741    40,136,359
                                                    ------------  ------------

Investment in operating leases
   Equipment, at cost                                 43,618,550    50,773,532
   Accumulated depreciation                          (11,082,767)   (9,214,386)
                                                    ------------  ------------
                                                      32,535,783    41,559,146
                                                    ------------  ------------

Equipment held for lease or sale, net                  2,977,934     3,470,579

Investments in unguaranteed residual values            1,997,000     3,098,084

Investments in unconsolidated joint ventures             995,231     1,296,330

Other assets, net                                        510,133       827,728
                                                    ------------  ------------

Total assets                                        $ 74,684,373  $ 91,208,154
                                                    ============  ============















                                                        (continued on next page)

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued


                                                           June 30,      December 31,
                                                             2003          2002
                                                             ----          ----
                                                          (unaudited)

         Liabilities and Partners' Equity

Notes payable - non-recourse                            $ 44,322,777  $ 47,668,803
Note payable - recourse                                    3,584,547     3,805,871
Security deposits and other                                  581,054     1,715,310
Accounts payable - General Partner and affiliates            263,903       230,052
Minority interests in consolidated joint venture             133,790       126,739
                                                        ------------  ------------

   Total liabilities                                      48,886,071    53,546,775
                                                        ------------  ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                          (392,208)     (274,260)
   Limited Partners (742,705.27 and 742,970.27 units
     outstanding, $100 per unit original issue price)     26,190,510    37,935,639
                                                        ------------  ------------

   Total partners' equity                                 25,798,302    37,661,379
                                                        ------------ -------------

Total liabilities and partners' equity                  $ 74,684,373  $ 91,208,154
                                                        ============  ============

























See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                Condensed Consolidated Statements of Operations

                                    (unaudited)




                                                   For the Three Months          For the Six Months
                                                      Ended June 30,               Ended June 30,
                                                    2003         2002           2003            2002
                                                    ----         ----           ----            ----

Revenues
   Rental income                             $   1,574,463   $   1,780,309  $   3,148,926  $   3,560,617
   Finance income                                  736,567       1,158,582      1,460,450      2,397,021
   Gain on sales of equipment                        -              78,834        391,620         78,834
   Gain from investment in
    unguaranteed residual values                   226,158          -             226,158         -
   (Loss) income from investment in
    unconsolidated joint ventures                  (14,211)        100,932         (3,064)       128,688
   Interest income and other                         -                 580             10         28,183
                                             -------------   -------------  -------------  -------------

   Total revenues                                2,522,977       3,119,237      5,224,100      6,193,343
                                             -------------   -------------  -------------  -------------

Expenses
   Provision for loss contingency (Note 3)       7,086,338           -          7,086,338         -
   Interest                                      1,071,493       1,297,138      2,238,973      2,641,246
   Depreciation                                  1,169,037       1,020,460      2,361,026      2,040,919
   Management fees - General Partner               177,591         128,367        580,073        726,603
   Administrative expense reimbursements -
     General Partner                                71,036          58,480        229,029        322,728
   Amortization of initial direct costs             59,914          92,033        101,613        172,385
   General and administrative expense              121,096         263,828        387,591        445,199
   Minority interest in consolidated
     joint venture                                   3,490           3,222          7,051          6,562
                                             -------------   -------------  -------------  -------------

   Total expenses                                9,759,995       2,863,528     12,991,694      6,355,642
                                             -------------   -------------  -------------  -------------

Net (loss) income                            $  (7,237,018)  $     255,709  $  (7,767,594) $    (162,299)
                                             =============   =============  =============  =============

Net (loss) income allocable to:
   Limited Partners                          $  (7,164,648)  $     253,152  $  (7,689,918) $    (160,676)
   General Partner                                 (72,370)          2,557        (77,676)        (1,623)
                                             -------------   -------------  -------------  -------------

                                             $  (7,237,018)  $     255,709  $  (7,767,594) $    (162,299)
                                             =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                   742,846         745,153        742,920        744,704
                                             =============   =============  =============  =============

Net (loss) income per weighted average
   limited partnership unit                  $      (9.64)   $       0.34   $     (10.35)  $       (0.22)
                                             ============    ============   ============   =============




See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

        Condensed Consolidated Statement of Changes in Partners' Equity

                       For the Six Months Ended June 30, 2003

                                   (unaudited)




                                  Limited Partner Distributions
                                   ----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)

Balance at
   January 1, 2003                                                 $    37,935,639  $   (274,260) $   37,661,379

Cash distributions to partners        $  5.44       $     -             (4,040,329)      (40,272)     (4,080,601)

Limited partnership units
  redeemed (265.00 units)                                                  (14,882)           -          (14,882)

Net loss                                                                (7,689,918)      (77,676)     (7,767,594)
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2003                                                   $    26,190,510  $   (392,208) $   25,798,302
                                                                   ===============  ============  ==============
























See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                  Condensed Consolidated Statements of Cash Flows

                         For the Six Months Ended June 30,

                                    (unaudited)



                                                                             2003             2002
                                                                             ----             ----

Cash flows from operating activities:
   Net loss                                                              $ (7,767,594)   $   (162,299)
                                                                         ------------    ------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Rental income paid directly to lender by lessee                       (3,004,043)     (3,311,753)
     Finance income portion of receivables paid directly
       to lenders by lessees                                               (1,269,808)     (2,066,662)
     Provision for loss contingency                                         7,086,338              -
     Depreciation                                                           2,361,026       2,040,919
     Interest expense on non-recourse financing paid
       directly by lessees                                                  1,879,141       2,445,980
     Amortization of initial direct costs                                     101,613         172,385
     Minority interest in consolidated joint venture                            7,051           6,562
     Income from investments in unconsolidated joint venture                    3,064        (128,688)
     Gain on sales of equipment                                              (391,620)        (78,834)
     Gain from sale of investment in unguaranteed residual values            (226,158)             -
     Changes in operating assets and liabilities:
       Non-financed receivables                                               245,894         740,883
       Due from affiliates                                                        -           (78,621)
       Other assets, net                                                      317,595          40,678
       Security deposits and other                                         (1,065,612)        (90,006)
       Accounts payable - General Partner and affiliates                       33,851          46,810
                                                                         ------------    ------------

         Total adjustments                                                  6,078,332        (260,347)
                                                                         ------------    ------------

       Net cash used in operating activities                               (1,689,262)       (422,646)
                                                                         ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of equipment                                            807,620         418,461
   Proceeds from sale of investment in unguaranteed residual values         1,327,242         191,567
   Distribution received from unconsolidated joint ventures                   323,151         472,294
                                                                         ------------    ------------

       Net cash provided by investing activities                            2,458,013       1,082,322
                                                                         ------------    ------------











                                                        (continued on next page)

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

             Condensed Consolidated Statements of Cash Flows - Continued

                         For the Six Months Ended June 30,

                                     (unaudited)

                                                       2003            2002
                                                       ----            ----

Cash flows from financing activities:
   Proceeds from note payable - non-recourse           3,684,718      2,405,871
   Proceeds from note payable - recourse               2,025,000           -
   Repayments of note payable - recourse              (2,246,324)    (1,819,912)
   Repayments of notes payable - non-recourse           (353,039)          -
   Cash distributions to partners                     (4,080,601)    (4,046,976)
   Redemption of limited partnership units               (14,882)       (67,059)
                                                   -------------   ------------

       Net cash used in financing activities            (985,128)    (3,528,076)
                                                   -------------   ------------


Net decrease in cash and cash equivalents               (216,377)    (2,868,400)

Cash and cash equivalents at beginning of period         819,928      3,213,445
                                                   -------------   ------------

Cash and cash equivalents at end of period         $     603,551   $    345,045
                                                   =============   ============
























                                                        (continued on next page)

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

            Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
-----------------------------------------------


     For the six months ended June 30, 2003 and 2002, non-cash activities included the following:



                                                             2003           2002
                                                             ----           ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                   $ 5,153,803    $ 5,718,981

Rental income assigned - operating lease receivables       3,004,043      3,311,753


Principal and interest on non-recourse financing paid
   directly to lenders by lessees                         (8,157,846)    (9,030,734)
                                                         -----------    -----------

                                                         $     -        $      -
                                                         ===========    ===========


Interest paid directly to lenders by lessees             $ 1,879,141    $ 2,445,980

Other interest paid                                          359,832        195,266
                                                         -----------    -----------

Total interest expense                                   $ 2,238,973    $ 2,641,246
                                                         ===========    ===========















See accompanying notes to condensed consolidated financial statements.

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                Notes to Condensed Consolidated Financial Statements

                                    June 30, 2003
                                     (unaudited)

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2003 and 2002 were as follows:

                               2003          2002
                               ----          ----

 Management fees          $   580,073   $    726,603     Charged to Operations
 Administrative expense
   reimbursements             229,029        322,728     Charged to Operations
                          -----------   ------------

 Total                    $   809,102   $  1,049,331
                          ===========   ============


     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. (See Note 4 for additional information relating to the joint ventures).

3.  Contingencies

     Sky Airlines, a lessee of the Partnership, is a tour operator based in Antalya, Turkey whose main business operation is flying tourists from Germany to resorts in Turkey owned by an affiliate of Sky Airlines (who is also the Guarantor of the Lease). Sky Airlines experienced service interruptions during the conflict in Iraq. Subsequent to quarter-end, Sky Airlines became delinquent on its payment obligations under the lease with the special purpose entity that owns the aircraft, ICON Aircraft 23865 LLC, a wholly-owned subsidiary of the Partnership. The lender on the transaction has delivered notice that an event of default exists as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently, ICON Aircraft 23865 LLC has notified Sky Airlines that it is in default under the lease agreement and has made demand for payment in full. ICON Aircraft 23865 LLC has purchased the aircraft now on lease to Sky Airlines in conjunction with ICON Aircraft 24231 LLC's (also a wholly-owned subsidiary of the Partnership) purchase of an aircraft now on lease to Boeing Connection. Both aircraft were re-financed with a single lender and are cross-collateralized by the non-recourse notes. The lender has notified both ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC of its intent to repossess both of the aircraft. As a result of these uncertainties, the Partnership has recorded a provision for a loss contingency for its remaining net book value, net of the outstanding debt, of each aircraft. ICON Aircraft 23865 LLC., Sky Airlines, the lender, and the Guarantor of Sky Airlines, are currently in negotiations to resolve the outstanding payments.

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

          Notes to Condensed Consolidated Financial Statements - Continued

4.   Consolidated Venture and Investments in Unconsolidated Joint Ventures

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

Consolidated Venture

     The venture  described below is majority owned and is consolidated with the
Partnership:

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a lease of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's and L.P. Seven's interests in ICON BF have been reflected as minority interests in joint ventures on the consolidated balance sheets and minority interest expense on the consolidated statements of operations.

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002, and the third installment of (pound)450,000 was collected in the first quarter of 2003. As of June 30, 2003, the gross amount due is (pound)1,175,000 ($1,919,913 based upon the exchange rate at June 30, 2003).

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

            Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of AIC Trust for the six months ended June 30, 2003 and 2002 and is summarized below:

                                      For the Six Months     For the Six Months
                                     Ended June 30, 2003    Ended June 30, 2002
                                     -------------------    -------------------

 Net income                                $  21,313            $   253,820
                                           =========            ===========

 Partnership's share of net income         $   9,320            $   110,996
                                           =========            ===========

 Distributions                             $ 722,005            $ 1,032,763
                                           =========            ===========

 Partnership's share of distributions      $ 315,733            $   451,628
                                           =========            ===========


     ICON Aircraft 24846 LLC
     ------------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership is currently remarketing the aircraft, during which time, the Partnership is making interest only payments on the outstanding non-recourse debt. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The outstanding debt at June 30, 2003 was $34,491,632.

     Information as to the results of operation of ICON Aircraft 24846 for the six months ended June 30, 2003 and 2002 is summarized below:

                                    For the Six Months       For the Six Months
                                    Ended June 30, 2003      Ended June 30, 2002
                                    -------------------      -------------------

 Net (loss) income                    $    (685,814)            $    374,716
                                      =============             ============

 Partnership's share of
   net (loss) income                  $     (13,716)            $      7,494
                                      =============             ============

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                                  June 30, 2003

2006. The Partnership, L.P. Six, L.P. Seven and Fund Eight B received a 1%, 1%, 10.31% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting. The outstanding non-recourse debt at June 30, 2003 was $2,812,041.

     Information as to the results of operation of ICON Cheyenne for the six months ended June 30, 2003 and 2002 is summarized below:

                                       For the Six Months    For the Six Months
                                       Ended June 30, 2003   Ended June 30, 2002
                                       -------------------   -------------------

Net income                                $  132,537             $ 1,019,824
                                          ==========             ===========

Partnership's share of net income         $    1,332             $    10,198
                                          ==========             ===========

Distributions                             $  741,759             $ 2,066,547
                                          ==========             ===========

Partnership's share of distributions      $    7,418             $    20,666
                                          ==========             ===========

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                                   June 30, 2003

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     For the three months ended June 30, 2003 and 2002, the Partnership did not lease or finance any additional equipment.

     Revenues for the quarter ended June 30, 2003 ("2003 Quarter") were $2,522,977 representing a decrease of $596,260, or approximately 19%, as compared to the quarter ended June 30, 2002 ("2002 Quarter"). The decrease in revenues were caused primarily from decreases in finance income of $422,015, rental income of $205,846 and gain on sale of equipment of $78,834. These decreases were offset by a gain on investment in unguaranteed residual values of $226,158 in the 2003 Quarter. In addition, income from investment in joint ventures decreased by $115,143.

     The decrease in finance income was due to the reduction in the size of the Partnership's portfolio of leases from the 2002 Quarter to the 2003 Quarter. The decrease in rental income is primarily due to reclassing an operating lease (Sabena Technics, SA) to equipment held for lease or sale during the fourth quarter of 2002, and therefore no revenues were recognized for the 2003 Quarter. In addition, the decrease in rental income is due to the restructuring of the rental payments for an operating lease with Boeing effective May 2002.

     The Partnership realized a gain on sale of equipment associated with its investment in the Summit Portfolio. In 2000, the Partnership had invested $2,526,696 in the portfolio, with an interest in residual values. During the 2003 Quarter, the Partnership had recovered its invested capital and recognized a gain of $226,158.

     Expenses for the 2003 Quarter were $9,759,995 representing an increase of $6,896,467, as compared to 2002 Quarter. The increase in expenses resulted primarily from a provision for loss contingency of $7,086,338 as described in
Note 3 of the condensed consolidated financial statements and an increase in depreciation of $148,577. The increase in depreciation expense was due to additional depreciation on the equipment held for lease or resale during the 2003 Quarter. These increases were offset by decreases in interest expense of $225,645, general and administrative expense of $142,732, and amortization of initial direct cost of $32,119. Interest expense reduced due to the decline in the average non-recourse debt. General and administrative expense reduced due to the reduction in the size of the Partnership's portfolio.

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                                   June 30, 2003

     Net (loss) income for the 2003 Quarter and 2002 Quarter was $(7,237,018) and $255,709, respectively. The net (loss) income per weighted average limited partnership unit was $(9.64) and $0.34 for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     For the six months ended June 30, 2003 and 2002, the Partnership did not lease or finance any additional equipment.

     Revenues for the six months ended June 30, 2003 ("2003 Period") were $5,224,100 representing a decrease of $969,243, or approximately 16%, as compared to the six months ended June 30, 2002 ("2002 Period"). The decrease in revenues resulted primarily from decreases in finance income of $936,571, rental income of $411,691 and interest income and other of $28,173. These decreases were offset by an increase in gain on sale of equipment of $312,786 and gain on investment in unguaranteed residual values of $226,158 in the 2003 Period. In addition, income from investment in joint ventures decreased by $131,752.

     The decrease in finance income is due to the reduction in the size of the Partnership's portfolio of leases from the 2002 Period to the 2003 Period. The primary reasons for such reduction were, a finance lease with Keystone Great Lakes, Inc. that was renewed for an additional five years ending 2008 with such payments buying down the residual and the equipment pertaining to a lease with Petsmart, Inc. that was sold, and a gain of $391,620 recognized.

     The decrease in rental income is primarily due to reclassing an operating lease (Sabena Technics, SA) to equipment held for lease or resale during the fourth quarter of 2002, and therefore no revenues were recognized for the 2003 Period. In addition, the decrease in rental income is due to the restructuring of the rental payments for an operating lease with Boeing effective May 2002.

     Expenses for the 2003 Period were $12,991,694 representing an increase of $6,636,052, as compared to 2002 Period. The increases in expenses resulted primarily from a provision for loss contingency of $7,086,338 as described in
Note 3 of the condensed  consolidated  financial  statements  and an increase in depreciation expense of $320,107. Depreciation expense increased due to additional depreciation on the equipment held for lease or resale. These increases are partially offset by decreases in interest expense of $402,273, management fees - General Partner of $146,530, administrative expense reimbursements - General Partner of $93,699, and amortization of initial direct cost of $70,772. Interest expense reduced due to the decline in the average non-recourse debt. General and administrative expense reduced due to the reduction in the size of the Partnership's portfolio.

     Net loss for the 2003 Period and 2002 Period was $7,767,594 and $162,299, respectively. The net loss per weighted average limited partnership unit was $10.35 and $0.22 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in the 2003 Period were proceeds from a non-recourse note payable of $3,684,718, proceeds from recourse debt of

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                                   June 30, 2003

$2,025,000, proceeds from sale of investment of unguaranteed residual values of $1,327,242, proceeds from sales of equipment of $807,620 and distributions received from unconsolidated joint ventures of $323,151 offset by cash used in operating activities of $1,689,262, distributions to partners aggregated $4,080,601, and the Partnership repaid recourse and non-recourse debt of $2,246,324, and $353,039, respectively. As a result of these activities, the Partnership's liquidity was reduced.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at June 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit which had expired on May 31, 2003 is in the process of being extended for twelve additional months. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of June 30, 2003, there were borrowings of $3,584,547 by the Partnership under the line of credit. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 on June 30, 2003.

     Cash  distributions  to limited  partners  for the 2003 Period and the 2002
Period,   which  were  paid  monthly,   totaled   $4,040,329   and   $4,006,505,
respectively.

     Regus Business Center Corp. ("Regus"), with whom the Partnership has an equipment lease, filed for Chapter 11 bankruptcy protection on January 14, 2003. The Partnership's finance leases with Regus were acquired in December 1999 for $4,861,629. Regus did not pay rent in January or February, 2003. The Partnership has negotiated new lease terms with Regus and restructured the lease effective March 15, 2003 whereby the lease, originally scheduled to expire on December 29, 2003 has been extended to expire March 2007 but at a new reduced rental rate. As of December 31, 2002 the contractual rent receivable under the Regus lease was $1,544,686. Giving effect to the lease restructuring, the contractual rent receivable under the Regus lease as of June 30, 2003 was $2,679,481, net of payments received.

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                                    June 30, 2003


     Sky Airlines, a lessee of the Partnership, is a tour operator based in Antalya, Turkey whose main business operation is flying tourists from Germany to resorts in Turkey owned by an affiliate of Sky Airlines (who is also the Guarantor of the Lease). Sky Airlines experienced service interruptions during the conflict in Iraq. Subsequent to quarter-end, Sky Airlines became delinquent on its payment obligations under the lease with the special purpose entity that owns the aircraft, ICON Aircraft 23865 LLC, a wholly-owned subsidiary of the Partnership. The lender on the transaction has delivered notice that an event of default exists as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently, ICON Aircraft 23865 LLC has notified Sky Airlines that it is in default under the lease agreement and has made demand for payment in full. ICON Aircraft 23865 LLC has purchased the aircraft now on lease to Sky Airlines in conjunction with ICON Aircraft 24231 LLC's (also a wholly-owned subsidiary of the Partnership) purchase of an aircraft now on lease to Boeing Connection. Both aircraft were re-financed with a single lender and are cross-collateralized by the non-recourse notes. The lender has notified both ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC of its intent to repossess both of the aircraft. As a result of these uncertainties, the Partnership has recorded a provision for a loss contingency for its remaining net book value, net of the outstanding debt, of each aircraft. ICON Aircraft 23865 LLC., Sky Airlines, the lender, and the Guarantor of Sky Airlines, are currently in negotiations to resolve the outstanding payments.

     As of June 30, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of June 30, 2003 was $3,584,547. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                                   June 30, 2003

periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                                   June 30, 2003

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.


Item 3 - Defaults Upon Senior Securities
----------------------------------------

     Sky Airlines, a lessee of the Partnership, is a tour operator based in Antalya, Turkey whose main business operation is flying tourists from Germany to resorts in Turkey owned by an affiliate of Sky Airlines (who is also the Guarantor of the Lease). Sky Airlines experienced service interruptions during the conflict in Iraq. Subsequent to quarter-end, Sky Airlines became delinquent on its payment obligations under the lease with the special purpose entity that owns the aircraft, ICON Aircraft 23865 LLC, a wholly-owned subsidiary of the Partnership. The lender on the transaction has delivered notice that an event of default exists as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently, ICON Aircraft 23865 LLC has notified Sky Airlines that it is in default under the lease agreement and has made demand for payment in full. ICON Aircraft 23865 LLC has purchased the aircraft now on lease to Sky Airlines in conjunction with ICON Aircraft 24231 LLC's (also a wholly-owned subsidiary of the Partnership) purchase of an aircraft now on lease to Boeing Connection. Both aircraft were re-financed with a single lender and are cross-collateralized by the non-recourse notes. The lender has notified both ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC of its intent to repossess both of the aircraft. As a result of these uncertainties, the Partnership has recorded a provision for a loss contingency for its remaining net book value, net of the outstanding debt, of each aircraft. ICON Aircraft 23865 LLC., Sky Airlines, the lender, and the Guarantor of Sky Airlines, are currently in negotiations to resolve the outstanding payments.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer.

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           ICON Income Fund Eight A L.P.
                          (A Delaware Limited Partnership)

                                    June 30, 2003



                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICON Income Fund Eight A L.P.
                                    File No. 333-54011 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




      August 13, 2003               /s/ Thomas W. Martin
---------------------------         ----------------------------------------
           Date                     Thomas W. Martin
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer
                                    of the General Partner of the Partnership)

                            Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Eight A L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnerships ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated: August 13, 2003

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                            Certifications - 10-Q

EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1.   I have reviewed this quarterly report of ICON Income Fund Eight A L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                                   June 30, 2003

EXHIBIT 99.3

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  August 13, 2003



                           /s/ Beaufort J.B. Clarke
                           -----------------------------------------------------
                           Beaufort J.B. Clarke
                           Chairman and Chief Executive Officer
                           ICON Capital Corp.
                           sole General Partner of ICON Income Fund Eight A L.P.

                           ICON Income Fund Eight A L.P.
                         (A Delaware Limited Partnership)

                                   June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated: August 13, 2003



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