Form 10-Q
period 2003-09-30
ICON INCOME FUND EIGHT /DE
filed 2003-11-13
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 September 30, 2003
                              --------------------------------------------------

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                    September 30,   December 31,
                                                       2003            2002
                                                       ----            ----
                                                    (unaudited)

         Assets
         ------

Cash and cash equivalents                          $    307,648  $     819,928
                                                   ------------  -------------

Investment in finance leases
   Minimum rents receivable                          11,295,324     17,200,391
   Estimated unguaranteed residual values            26,686,729     28,560,807
   Initial direct costs, net                            296,743        446,683
   Unearned income                                   (4,404,391)    (5,842,801)
   Allowance for doubtful accounts                     (228,721)      (228,721)
                                                   ------------  -------------
                                                     33,645,684     40,136,359
                                                   ------------  -------------

Investment in operating leases
   Equipment, at cost                                10,765,766     50,773,532
   Accumulated depreciation                          (1,928,977)    (9,214,386)
                                                   ------------  -------------
                                                      8,836,789     41,559,146
                                                   ------------  --------------

Equipment held for lease or sale, net                 2,731,612      3,470,579
                                                   ------------  -------------

Investments in unguaranteed residual values           1,997,000      3,098,084
                                                   ------------  -------------

Investments in unconsolidated joint ventures            679,503      1,296,330
                                                   ------------  -------------

Due from Affiliates, net                                303,758        -
                                                   ------------  -------------

Other assets, net                                       162,756        827,728
                                                   ------------  -------------

Total assets                                       $ 48,664,750  $  91,208,154
                                                   ============  =============











                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued




                                                      September 30,     December 31,
                                                          2003             2002
                                                          ----             ----
                                                       (unaudited)

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                            $ 19,396,754  $ 47,668,803
Note payable - recourse                                    3,584,547     3,805,871
Security deposits and other                                  494,585     1,715,310
Accounts payable - General Partner and affiliates, net       224,487       230,052
Minority interests in consolidated joint venture             137,536       126,739
                                                        ------------  ------------

   Total liabilities                                      23,837,909    53,546,775
                                                        ------------  ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                          (402,346)     (274,260)
   Limited Partners (742,605.27 and 742,970.27 units
     outstanding, $100 per unit original issue price)     25,229,187    37,935,639
                                                        ------------  ------------

   Total partners' equity                                 24,826,841    37,661,379
                                                        ------------  ------------

Total liabilities and partners' equity                  $ 48,664,750  $ 91,208,154
                                                       ============  ============

























See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)




                                                           For the Three Months          For the Nine Months
                                                            Ended September 30,          Ended September 30,
                                                            2003         2002           2003            2002
                                                            ----         ----           ----            ----

Revenues
   Rental income                                     $     733,842   $   1,780,308  $   3,882,768  $   5,340,925
   Finance income                                          757,465       1,136,546      2,217,915      3,533,567
   Gain on sales of equipment                              284,205            -           675,825         78,834
   Gain from investment in
     unguaranteed residual values                          340,410            -           566,568           -
   (Loss) income from investment in
     unconsolidated joint ventures                         (32,987)         44,051        (36,051)       172,739
   Interest income and other                                     7             347             17         28,530
                                                     -------------   -------------   ------------   ------------

   Total revenues                                        2,082,942       2,961,252      7,307,042      9,154,595
                                                     -------------   -------------    -----------   ------------

Expenses

   Loss on lease termination (Note 3)                      279,139            -         7,365,477            -
   Interest                                                683,951       1,278,377      2,922,924      3,919,623
   Depreciation                                            625,861       1,020,459      2,986,887      3,061,378
   Management fees - General Partner                       128,534         246,139        708,607        972,742
   Administrative expense reimbursements -
    General Partner                                         51,354         101,099        280,383        423,827
   Amortization of initial direct costs                     48,327          71,582        149,940        243,967
   General and administrative                              212,174         282,289        599,765        727,488
   Minority interest in consolidated
      joint venture                                          3,746           3,518         10,797         10,080
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        2,033,086       3,003,463     15,024,780      9,359,105
                                                     -------------   -------------  -------------  -------------

Net income (loss)                                    $      49,856   $     (42,211) $  (7,717,738) $    (204,510)
                                                     =============   =============  =============  =============

Net income (loss) allocable to:
   Limited Partners                                  $      49,357   $     (41,789) $  (7,640,561) $    (202,465)
   General Partner                                             499            (422)       (77,177)        (2,045)
                                                     -------------   -------------  -------------  -------------

                                                     $      49,856   $     (42,211) $  (7,717,738) $    (204,510)
                                                     =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                           742,689         744,282        742,797        745,060
                                                     =============   =============  =============  =============

Net income (loss) per weighted average
   limited partnership unit                          $        0.07   $       (.06)  $      (10.28) $      (0.27)
                                                     =============   =============  ============== =============





See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2003

                                   (unaudited)


                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                   (Per weighted average unit)

Balance at
   January 1, 2003                                                 $    37,935,639  $   (274,260) $   37,661,379

Cash distributions to partners        $  6.78       $     -             (5,039,979)      (50,909)     (5,090,888)

Limited partnership units
  redeemed (365.00 units)                                                  (25,912)          -           (25,912)

Net loss                                                                (7,640,561)      (77,177)     (7,717,738)
                                                                   ---------------  ------------  --------------


Balance at
   September 30, 2003                                              $    25,229,187  $   (402,346) $   24,826,841
                                                                   ===============  ============  ==============























See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)




                                                                           2003            2002
                                                                           ----            ----

Cash flows from operating activities:
   Net loss                                                            $ (7,717,738)   $   (204,510)
                                                                       ------------    ------------
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Rental income paid directly to lender by lessee                     (3,712,768)     (4,967,629)
     Finance income portion of receivables paid directly
       to lenders by lessees                                             (1,883,725)     (3,053,806)
     Depreciation                                                         2,986,887       3,061,378
     Interest expense on non-recourse financing paid
       directly by lessees                                                2,462,868       3,603,024
     Amortization of initial direct costs                                   149,940         243,967
     Minority interest in consolidated joint venture                         10,797          10,080
     Loss on lease termination                                            7,365,477         -
     Loss (income)from investments in unconsolidated joint venture           36,051        (172,739)
     Gain on sales of equipment                                            (675,825)        (78,834)
     Gain from sale of investment in unguaranteed residual values          (566,568)        -
     Changes in operating assets and liabilities:
       Non-financed receivables                                             251,145       1,596,213
       Due from affiliates                                                 (303,758)         10,518
       Other assets, net                                                    664,972         551,255
       Security deposits and other                                       (1,220,725)       (631,599)
       Accounts payable - General Partner and affiliates, net                (5,565)        -
                                                                       ------------    ------------

         Total adjustments                                                5,559,203         171,828
                                                                       ------------    ------------

       Net cash used in operating activities                             (2,158,535)        (32,682)
                                                                       ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of equipment                                        1,661,898         418,461
   Proceeds from sale of investment in unguaranteed residual values       1,667,651         855,455
   Distribution received from unconsolidated joint ventures                 323,151         796,350
                                                                        -----------    ------------

       Net cash provided by investing activities                          3,652,700       2,070,266
                                                                        -----------    ------------






                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                         2003           2002
                                                         ----           ----

Cash flows from financing activities:
   Proceeds from note payable - non-recourse           3,684,718          -
   Proceeds from note payable - recourse               2,025,000      3,405,871
   Repayments of notes payable - non-recourse           (353,039)         -
   Repayments of note payable - recourse              (2,246,324)    (1,819,912)
   Cash distributions to partners                     (5,090,888)    (6,068,416)
   Redemption of limited partnership units               (25,912)      (155,612)
                                                    ------------    -----------

       Net cash used in financing activities          (2,006,445)    (4,638,069)
                                                    ------------    ------------

Net decrease in cash and cash equivalents               (512,280)    (2,600,485)

Cash and cash equivalents at beginning of period         819,928      3,213,445
                                                    ------------    -----------

Cash and cash equivalents at end of period          $    307,648    $   612,960
                                                    ============    ===========






















                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
-------------------------------------------------

     For the nine months ended September 30, 2003 and 2002, non-cash activities included the following:


                                                            2003              2002
                                                            ----              ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                  $   7,108,862    $   7,528,569

Rental income assigned - operating lease receivables        3,712,768        4,967,629


Principal and interest on non-recourse financing paid
   directly to lenders by lessees                         (10,821,630)     (12,496,198)
                                                        -------------    -------------

                                                        $     -          $     -
                                                        =============    =============

Notes payable - non-recourse relinquished
     upon lease termination (Note 3)                    $  23,244,966    $     -
                                                        =============    =============


Interest paid directly to lenders by lessees pursuant
  to non-recourse financing                             $   2,462,868    $   3,603,024

Other interest paid                                           460,056          316,599
                                                        -------------    -------------

Total interest expense                                  $   2,922,924    $   3,919,623
                                                        =============    =============



















See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (unaudited)

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2003 and 2002 were as follows:

                             2003           2002
                             ----           ----

Management fees           $  708,607   $   972,742      Charged to Operations
Administrative expense
  reimbursements             280,383       423,827      Charged to Operations
                          ----------   -----------

Total                     $  988,990   $ 1,396,569
                          ==========   ===========


     The Partnership and affiliates formed four joint ventures for the purpose of acquiring and managing various assets. The Partnership is entitled to receive from ICON Cash Flow Partners L.P. Six $295,152 of distribution that was received on behalf of the Partnership from ICON/AIC Trust. (See Note 3 for additional information relating to the joint ventures.)

3.  Contingencies

     Sky Airlines, a lessee of the Partnership, is a tour operator based in Antalya, Turkey whose main business operation is flying tourists from Germany to resorts in Turkey owned by an affiliate of Sky Airlines (who is also the Guarantor of the Lease). Sky Airlines experienced service interruptions during the conflict in Iraq. As a result, Sky Airlines became delinquent on its payment obligations under the lease with the entity that owns the aircraft, ICON Aircraft 23865 LLC a wholly-owned subsidiary of the Partnership. The lender on the transaction delivered notice that an event of default existed as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently, ICON Aircraft 23865 LLC notified Sky Airlines that it is in default under the lease agreement and has made demand for payment in full. ICON Aircraft 23865 LLC purchased the aircraft leased to Sky Airlines in conjunction with ICON Aircraft 24231 LLC's (also a wholly-owned subsidiary of the Partnership) purchase of an aircraft leased to Boeing Connexion. Both aircraft were re-financed with a single lender and were cross-collateralized by the non-recourse notes.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     The lender on the transaction exercised its right to repossess the aircraft which was on lease to Sky Airlines, along with the aircraft which was on lease to Boeing Connexion during the quarter ended September 30, 2003. While Boeing Connexion was never in default, the cross-collateralization term of the loan agreement, which was entered into at purchase date of the aircrafts, resulted in both aircrafts being repossessed. As a result of the repossession of the two aircraft the Partnership has relinquished $23,244,966 of related note payable - non recourse and written-off its remaining net investment in operating leases of $279,139, which resulted in a loss on termination of leases of $7,365,477, of which $7,086,338 was recognized in the quarter ended June 30, 2003.

     The aircrafts were the sole assets owned by ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC, both wholly-owned subsidiaries of the Partnership.

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

Consolidated Venture

     The venture  described below is majority owned and is consolidated with the
Partnership:

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a lease of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's and L.P. Seven's interests in ICON BF have been reflected as minority interests in joint ventures on the condensed consolidated balance sheets and minority interest expense on the condensed consolidated statements of operations.

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (pound)475,000 each were collected in 2002, and the third installment of (pound)450,000 was collected in the first quarter of 2003. As of September 30, 2003, the gross amount due is (pound)725,000 ($1,231,815 based upon the exchange rate at September 30, 2003).

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations of AIC Trust for the nine months ended September 30, 2003 and 2002 and is summarized below:

                                       Nine Months             Nine Months
                              Ended September 30, 2003  Ended September 30, 2002
                              ------------------------  ------------------------

Net income                            $    32,151             $   340,534
                                      ===========             ===========

Partnership's share of net income     $    14,060             $   148,915
                                      ===========             ===========

Distributions                         $ 1,396,948             $ 1,752,886
                                      ===========             ===========

Partnership's share of distributions  $   610,885             $   766,537
                                      ===========             ===========


     Approximately $295,152 of the Partnership's share of distribution is a receivable from L.P. Six, and is included in the caption "Due from Affiliates, net" on the accompanying condensed consolidated balance sheet.

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300ER aircraft leased to Scandinavian Airline Systems for a purchase price of $44,515,416, which was funded with cash of $2,241,371 and non-recourse debt of $42,274,045. The rents and the aircraft have been assigned to the unaffiliated non-recourse lender. The lease expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership is currently remarketing the aircraft, during which time, the Partnership is making interest only payments on the outstanding non-recourse debt. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846. The outstanding debt at September 30, 2003 was $34,491,632.

     Information as to the results of operation of ICON Aircraft 24846 for the nine months ended September 30, 2003 and 2002 is summarized below:

                                  Nine Months                Nine Months
                           Ended September 30, 2003    Ended September 30, 2002
                           ------------------------    ------------------------

  Net (loss) income              $  (2,499,071)             $    562,075
                                 =============              ============

  Partnership's share of
    net (loss) income            $     (49,981)             $     11,241
                                 =============              ============

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of lease investments. The purchase price totaled $29,705,716 and was funded with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Six, L.P. Seven and Fund Eight B received a 1%, 1%,

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

10.31% and 87.69% interest, respectively, in ICON Cheyenne. The Partnership accounts for this investment under the equity method of accounting. The outstanding non-recourse debt at September 30, 2003 was $2,007,229.

     Information as to the results of operation of ICON Cheyenne for the nine months ended September 30, 2003 and 2002 is summarized below:



                                              Nine Months                   Nine Months
                                       Ended September 30, 2003      Ended September 30, 2002
                                       ------------------------      ------------------------

Net (loss) income                           $        (12,994)           $     1,258,307
                                             ===============            ==============

Partnership's share of net (loss) income    $           (130)           $        12,583
                                             ===============            ==============

Distributions                               $        741,759            $     2,981,327
                                             ===============            ==============

Partnership's share of distributions        $          7,418            $        29,813
                                             ===============            ==============



                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     For the three months ended September 30, 2003 and 2002, the Partnership did not lease or finance any additional equipment.

     Revenues for the quarter ended September 30, 2003 ("2003 Quarter") were $2,082,942 representing a decrease of $878,310, or approximately 30%, as compared to the quarter ended September 30, 2002 ("2002 Quarter"). The decrease in revenues were caused primarily from decreases in rental income of $1,046,466, and finance income of $379,081. In addition, income from investment in joint ventures decreased by $77,031. These decreases were offset by a gain on investment in unguaranteed residual values of $340,410 and a gain on sales of equipment of $284,205 in the 2003 Quarter.

     The decrease in rental income is primarily due to reclassing an operating lease (Sabena Technics, SA) to equipment held for lease or resale during the fourth quarter of 2002, and therefore no revenues were recognized for the 2003 Quarter. In addition, the decrease in rental income is due to the restructuring of the rental payments for an operating lease with Boeing Connexion effective May 2002, and the subsequent termination of this lease along with the operating lease with Sky Airlines.

     The decrease in finance income is due to the reduction in the size of the Partnership's portfolio of leases from the 2002 Quarter to the 2003 Quarter. The primary reasons for such reduction were, a finance lease with Keystone Great Lakes, Inc. that was renewed for an additional five years ending 2008 with such payments buying down the residual, along with equipment pertaining to leases with Petsmart, Inc. and E-Trade, Inc. were sold, and gains of $675,825 recognized.

     The Partnership realized a gain on sale of equipment associated with its investment in the Summit Portfolio. In 2000, the Partnership invested $2,526,696 in acquisition of a portfolio of residual values interests. During the 2003 Quarter, the Partnership had recovered all of its invested capital and therefore recognized a gain of $340,410. Separately, the Partnership sold equipment in an early buy-out transaction to E-Trade, Inc. and realized a gain of $284,205.

     Expenses for the 2003 Quarter were $2,033,086 representing a decrease of $970,377, as compared to 2002 Quarter. The decrease in expenses resulted primarily from decreases in interest expense of $594,426, depreciation expense of $394,598, management fees - general partner of $117,605, and general and administrative expenses of $70,115. The decrease in interest expense resulted from the decline in the average level of non-recourse debt outstanding. Depreciation expense declined due to the early termination of two operating leases (Note 3). Management fees - general partner and general and administrative expenses declined due to the reduction in the size of the Partnership's portfolio.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

     Net income (loss) for the 2003 Quarter and 2002 Quarter was $49,856 and $(42,211), respectively. The net income (loss) per weighted average limited partnership unit was $.07 and $(.06) for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     For the nine months ended September 30, 2003 and 2002, the Partnership did not lease or finance any additional equipment.

     Revenues for the nine months ended September 30, 2003 ("2003 Period") were $7,307,042 representing a decrease of $1,847,553, or approximately 20%, as compared to the nine months ended September 30, 2002 ("2002 Period"). The decrease in revenues resulted primarily from a decrease in rental income of $1,458,157, a decrease in finance income of $1,315,652, and a decrease in income from investment in unconsolidated joint ventures of $208,790. These decreases were offset by an increase in gain on sale of equipment of $596,991 and gain on investment in unguaranteed residual values of $566,568 in the 2003 Period.

     The decrease in rental income is primarily due to reclassing an operating lease (Sabena Technics, SA) to equipment held for lease or resale during the fourth quarter of 2002, and therefore no revenues were recognized for the 2003 Period. In addition, the decrease in rental income is due to the restructuring of the rental payments for an operating lease with Boeing Connexion effective May 2002, and the subsequent termination of this lease along with the operating lease with Sky Airlines.

     The decrease in finance income is due to the reduction in the size of the Partnership's portfolio of leases from the 2002 Period to the 2003 Period. The primary reasons for such reduction were, a finance lease with Keystone Great Lakes, Inc. that was renewed for an additional five years ending 2008 with such payments buying down the residual, along with equipment pertaining to leases with Petsmart, Inc. and E-Trade, Inc. were sold, and gains of $675,825 recognized.

     Expenses for the 2003 Period were $15,024,780 representing an increase of $5,665,675 as compared to 2002 Period. The increases in expenses resulted primarily from a loss on lease termination of $7,365,477 as described in Note 3 of the condensed consolidated financial statements. This was partially offset by decreases in interest expense of $996,699, management fees - General Partner of $264,135, administrative expense reimbursements - General Partner of $143,444, general and administrative expense of $127,723, amortization of initial direct cost of $94,027, and depreciation expense of $74,491. Interest expense reduced due to the decline in the average non-recourse debt. Management fees - general partner, administrative expense reimbursements - general partner, and general and administrative expense reduced due to the reduction in the size of the Partnership's portfolio and level of operation. Depreciation expense decreased due to the termination of the operating leases with Sky Airlines and Boeing Connexion.

     Net loss for the 2003 Period and 2002 Period was $7,717,738 and $204,510, respectively. The net loss per weighted average limited partnership unit was $10.28 and $0.27 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds in the 2003 Period were proceeds from a non-recourse note payable of $3,684,718, proceeds from recourse debt of $2,025,000, proceeds from sale of investment of unguaranteed residual values of

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

$1,667,651, proceeds from sales of equipment of $1,661,898 and distributions received from unconsolidated joint ventures of $323,151 offset by cash used in operating activities of $2,158,535, distributions to partners aggregated $5,090,888, and the Partnership repaid recourse and non-recourse debt of $2,246,324, and $353,039, respectively. As a result of these activities, the Partnership's liquidity was reduced.

     During the quarter ended June 30, 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement dated as of May 30, 2002 shared with L.P. Seven and Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at
September 30, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit ICON Income Fund Nine, LLC, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or
(B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. The Partnership violated a financial covenant at December 31, 2002 creating an Event of Default. The bank granted a waiver to the Partnership with respect to this Event of Default. As of September 30, 2003, there were borrowings of $3,584,547 by the Partnership under the line of credit. Aggregate borrowing by all Funds under the line of credit agreement aggregated $10,199,986 at September 30, 2003.

     Cash  distributions  to limited  partners  for the 2003 Period and the 2002
Period,   which  were  paid  monthly,   totaled   $5,039,979   and   $6,007,732,
respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

     Sky Airlines, a lessee of the Partnership, is a tour operator based in Antalya, Turkey whose main business operation is flying tourists from Germany to resorts in Turkey owned by an affiliate of Sky Airlines (who is also the Guarantor of the Lease). Sky Airlines experienced service interruptions during the conflict in Iraq. As a result, Sky Airlines became delinquent on its payment obligations under the lease with the entity that owns the aircraft, ICON Aircraft 23865 LLC a wholly-owned subsidiary of the Partnership. The lender on the transaction delivered notice that an event of default existed as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently, ICON Aircraft 23865 LLC notified Sky Airlines that it is in default under the lease agreement and has made demand for payment in full. ICON Aircraft 23865 LLC purchased the aircraft leased to Sky Airlines in conjunction with ICON Aircraft 24231 LLC's (also a wholly-owned subsidiary of the Partnership) purchase of an aircraft leased to Boeing Connexion. Both aircraft were re-financed with a single lender and were cross-collateralized by the non-recourse notes.

     The lender on the transaction exercised its right to repossess the aircraft which was on lease to Sky Airlines, along with the aircraft which was on lease to Boeing Connexion during the quarter ended September 30, 2003. While Boeing Connexion was never in default, the cross-collateralization term of the loan agreement, which was entered into at purchase date of the aircrafts, resulted in both aircrafts being repossessed. As a result of the repossession of the two aircraft the Partnership has relinquished $23,244,966 of related note payable - non recourse and written-off its remaining net investment in operating leases of $279,139, which resulted in a loss on termination of leases of $7,365,477, of which $7,086,338 was recognized in the quarter ended June 30, 2003.

     The aircraft were the sole assets owned by ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC, both wholly-owned subsidiaries of the Partnership.

     As of September 30, 2003, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

     The Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's borrowings under the floating rate line of credit as of September 30, 2003 was $3,584,547. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     32.1 Certification of Chairman and Chief Executive Officer.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ICON Income Fund Eight A L.P.
                                File No. 333-54011 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




      November 13, 2003         /s/ Thomas W. Martin
      -----------------         ------------------------------
           Date                 Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer
                                of the General Partner of the Partnership)

                              Certifications - 10-Q

EXHIBIT 32.1

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

Dated:  November 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                              Certifications - 10-Q
EXHIBIT 32.2

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

Dated:  November 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.1

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  November 13, 2003



                  /s/ Beaufort J.B. Clarke
                  ------------------------------------------------------
                  Beaufort J.B. Clarke
                  Chairman and Chief Executive Officer
                  ICON Capital Corp.
                  sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated: November 13, 2003



                 /s/ Thomas W. Martin
                 -------------------------------------------------------
                 Thomas W. Martin
                 Executive Vice President (Principal
                 Financial and Accounting Officer)
                 ICON Capital Corp.
                 sole General Partner of ICON Income Fund Eight A L.P.