Form 10-K
period 2003-12-31
ICON INCOME FUND EIGHT /DE
filed 2004-03-30
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2003
                         -------------------------------------------------------
                                       or

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                   Page
----                                                                   ----

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      4

4.   Submission of Matters to a Vote of Security Holders                    4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                4

6.   Selected Financial Data                                                5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-13

7A.  Qualitative and Quantitative Disclosures About Market Risk         13-14

8.   Consolidated Financial Statements                                  15-37

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   38

9A.  Controls and Procedures                                               38

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                    38-39

11.  Executive Compensation                                                39

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        40

13.  Certain Relationships and Related Transactions                        40

14.  Principal Accounting Fees and Services                                40

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    40-41

SIGNATURES                                                                 42

Certifications                                                          43-46

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Between 2000 and 2003, the Partnership redeemed 7,656.17 limited partnership units leaving 742,308.87 limited partnership units outstanding at December 31, 2003.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

Segment Information

     The Partnership has only one operating segment: the business of acquiring and managing equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its equipment leasing investments. To achieve this objective, the Partnership: (1) invests in a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) makes periodic cash distributions to its partners, continuing through the Reinvestment Period, which will end on May 17, 2008; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its partners after the end of the Reinvestment Period.

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition, the LLC competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the LLC and have greater financial resources.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Lease and Financing Transactions

     During the years ended December 31, 2003 and 2002, the Partnership did not purchase nor finance any additional equipment.

     The Partnership had four, five and three lessees who accounted for 10% or more of total revenue during the years ended December 31, 2003, 2002 and 2001. During 2003 the equipment leased to Portland General Electric, American West, Boeing Connexion and Sky Airlines generated 26%, 17%, 18% and 16% respectively of total revenue. Both the Boeing Connexion and Sky Airlines leases were terminated in the third quarter 2003. During 2002, the equipment leased to America West, Sky Airlines, The Boeing Connexion, BP Amoco and Portland General Electric generated 13%, 23%, 21%, 10% and 21%, respectively, of total revenue. During 2001, equipment leased to Boeing Connexion, Portland General Electric and Sky Airlines generated 20%, 19%, and 15%, respectively of total revenue.


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

     No matters were submitted to a vote of security holders for the fourth quarter 2003.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership units. It is unlikely that any such market will develop.

                                          Number of Equity Security Holders
       Title of Class                         as of February 29, 2004
       --------------                         -----------------------

      Limited Partners                                   2,885
      General Partner                                        1

     The Partnership made distributions to the partners on a monthly basis, totaling $6,101,226 and $8,081,055 for the year 2003 and 2002, respectively. For the year 2004, the Partnership has since made distributions of $1,006,732 to the partners.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 6.  Selected Consolidated Financial Data



                                                                            Year Ended December 31,
                                                                            -----------------------
                                                  2003             2002            2001          2000           1999
                                                  ----             ----            ----          ----           ----

Total revenue                           $      8,406,757    $  11,200,364  $ 12,975,571   $  14,229,916 $    9,131,846
                                        ================    =============  ============   ============= ==============

Net (loss) income                       $     (7,912,634)   $  (1,196,680) $    (29,316)  $     102,001 $    1,262,140
                                        ================    =============  ============   ============= ==============

Net (loss) income allocable to
   the limited partners                 $     (7,833,508)   $  (1,184,713) $    (29,023)  $     100,981 $    1,249,519
                                        ================    =============  ============   ============= ==============

Net (loss) income allocable to the
   General Partner                      $        (79,126)   $     (11,967) $       (293)  $       1,020 $       12,621
                                        ================    =============  ============   ============= ==============

Weighted average limited partnership
   units outstanding                             742,719          744,600       746,378         710,779        337,936
                                        ================    =============  ============   ============= ==============

Net (loss) income per weighted average
   limited partnership unit             $        (10.55)             $     (1.59)  $      (.04)   $     .14       $        3.70
                                        ================    =============  ============   ============= ==============

Distributions to limited partners       $      6,040,214    $   8,000,244  $  8,022,337   $   7,640,879 $    3,632,817
                                        ================    =============  ============   ============= ==============

Distributions per weighted average,
   limited Partnership units            $           8.13    $       10.74  $      10.75   $      10.75  $        10.75
                                        ================    =============  ============   ============= ==============

Distributions to the General Partner    $         61,012    $      80,811  $     81,039   $      77,127 $       37,282
                                        ================    =============  ============   ============= ==============



                                                                                 December 31,
                                                                                 ------------
                                           2003              2002             2001            2000              1999
                                           ----              ----             ----            ----

Total assets                         $   48,073,352  $     91,208,154  $   107,774,081  $ 130,291,422   $   137,921,891
                                     ==============  ================  ===============  =============   ===============

Notes Payable                        $   23,358,727  $     51,474,674  $    59,507,566  $ 73,114,595$   87,790,864
                                     ==============  ================  ===============  =============   ===============

Partners' equity                     $   23,604,943  $     37,661,379  $    47,108,809  $  55,293,693   $    49,476,423
                                     ==============  ================  ===============  =============   ===============


     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations reflect the risk factors outlined in the Partnership's prospectus. Such risk factors include, but are not limited to, the decline in the value of the Partnership's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the Partnership's ability to realize income, in that they increase the Partnership's expenses by way of additional depreciation, impairment loss, and provision for bad debts. In addition, depending on the size of the portfolio and the amount of equipment purchased by the Partnership during the Reinvestment Period the risk factors outlined above could negatively impact the cash flow.

     During the year ended December 31, 2003, our attention was primarily focused on identifying investments which met our investment criteria in order to seize of acquisition opportunities. Management anticipates that substantially all revenues will be generated from the rentals derived from the equipment on lease, re-financing of existing transactions, and proceeds from the sale of equipment. Our most significant challenges and risks in the future include our ability to continue to identify leases involving business-essential equipment on lease to creditworthy lessees.

     The U.S. economy appears to be recovering and the leasing industry's outlook for 2004 is encouraging. Many experts foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, the Partnership is seeing more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. However, as economic growth may continue and interest rates may begin to rise over time, more lessees are expected to return to the marketplace.

     The Partnership - The Partnership was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Between 2000 and 2003, the Partnership redeemed 7,656.17 limited partnership units leaving 742,308.89 limited partnership units outstanding at December 31, 2003.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The Partnership's portfolio consists of net investments in finance leases, investments in operating leases, equipment off-lease, investments in estimated unguaranteed residual values and equity investments in unconsolidated joint ventures, representing 70%, 18%, 5%, 4% and 2% of total assets at December 31, 2003, respectively, and 44%, 46%, 4%, 3% and 1% of total assets at December 31, 2002, respectively.

Results of Operations for the Years Ended December 31, 2003 and 2002

     Revenue for 2003 decreased by $2,793,607 in comparison to 2002. Finance lease income decreased by $1,739,149, or approximately 37%, in 2003 as compared to 2002, due to the continued collection of the related finance lease receivables, which reduced the investments on which such revenue is based. In addition, one lease was terminated in an early buy-out by the lessee (E-Trade), one lease (Petsmart) expired in accordance with the scheduled term. The terminated lease in an early buy-out resulted in a gain of $284,205. The equipment related to the expired lease was sold in 2003 for a gain totaling $391,620. Rental income from operating leases decreased by $2,547,254, or approximately 37%, in 2003 as compared to 2002, attributable to the early termination of the Boeing Connexion and Sky Airlines leases and the maturing of the Sabena Lease (of which the equipment is currently being held for sale). The Partnership recognized an overall gain on the sale of equipment of $675,825, as compared to losses on the sale of equipment in 2002 of $404,710. The Partnership recognized gain from investment in unguaranteed residual values of $616,690. In 2000, the Partnership had invested $2,526,696 in acquisition of a portfolio of residual values interest. During the second quarter 2003, the Partnership had recovered its invested capital.

     The Partnership experienced a loss of $7,365,477 on leases terminated as described in Note 5 of the consolidated financial statements.

     Expenses for 2003 increased by $3,922,347 in comparison to 2002. Depreciation decreased by $530,342, or approximately 13%, in 2003 as compared to 2002, due to the early termination of two leases described in Note 5 of the consolidated financial statements. Interest expense decreased by $1,791,262, or approximately 34%, in 2003 as compared to 2002, due primarily to the repayment of non-recourse indebtedness by the application of lease payments in accordance with the repayment schedules, and partially offset by the interest associated with an increase in recourse debt. General and administrative expenses decreased by $102,042, or approximately 11%, in 2003 as compared to 2002, due primarily to a reduction in the unamortized balances of legal fees, appraisal and inspection costs that were capitalized under the balance sheet caption "Other Assets" at leases inception. Management fees - General Partner decreased by $390,488, or approximately 35%, in 2003 as compared to 2002, which was consistent with the change in lease payments on which such fees are based. Administrative expense reimbursements - General Partner decreased by $196,016, or approximately 40%, in 2003 as compared to 2002, which was consistent with the Partnership's level of operations. Amortization of initial direct costs decreased by $133,972, or approximately 40%, in 2003 as compared to 2002, due principally to the continued reduction of the amortizable balance of initial direct costs and the method used to calculate amortization of initial direct costs on finance leases.

     Based upon its review of receivables and the credit quality of the Partnership's lessees, there was a provision for doubtful accounts recorded of $300,000 in 2002. The Partnership did not record a provision for doubtful accounts in 2003.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The net loss for the Partnership was $7,912,634 or $10.55 per weighted average limited Partnership unit in 2003 as compared to net loss of $1,196,680 or $1.59 per weighted average limited Partnership unit in 2002. The reduction in rental income, finance income, income from investment in unconsolidated joint ventures and the loss on lease termination which reduced net income in 2003 as compared 2002, was partially offset by the increase in gain on sales of equipment, gain from investment in unguaranteed residual values, and reduction in depreciation, interest expense, the reduction of amortization of initial direct costs and the reduction of management fees and administrative fees-reimbursements.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

     The net loss for the Partnership was $1,196,680 or $1.59 per weighted average limited Partnership unit in 2002 as compared to net income of $29,316 or $.04 per weighted average limited Partnership unit in 2001. The reduction in finance income, the loss from sale of equipment, the provision for doubtful accounts, the increase in general and administrative expenses and the increase in depreciation expenses, which reduced net income in 2002 as compared 2001, was partially offset by the increase in rental income, the increase in income from joint ventures, the reduction in interest expense, the reduction of amortization of initial direct costs and the reduction of management fees and administrative fees-reimbursements.

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity in 2003 were proceeds from a non-recourse note payable of $3,684,718, proceeds from recourse debt of $2,625,000 proceeds from sale of investment in unguaranteed residual values of $1,717,774, proceeds from sales of equipment of $1,661,898, and distributions received from unconsolidated joint ventures of $339,151. Besides proceeds from the new line of credit, the Partnership's primary source of funds for 2002 was cash provided by investing activities of $3,142,869. Distributions to partners aggregated $6,101,226, and the Partnership repaid recourse debt of $2,246,324 and utilized $2,053,203 in operating activities. As a result of these activities of the Partnership, liquidity was reduced.

     The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     On May 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with Cash Flow Partner L.P. Seven and Income Fund Eight B (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement. The Funds have entered into a Contribution Agreement, dated as of May 30, 2002, as amended December 12, 2002, pursuant to which the Funds have agreed to restrictions

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

on the amount and the terms of their respective borrowings under the line of credit in order to minimize the risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will immediately make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement.

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, there were borrowings of $4,184,547 by the Partnership under the line of credit. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,799,986 on December 31, 2003.

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

     The Partnership has the following contractual obligations as of December 31, 2003. This obligation arises mainly from the acquisition of equipment subject to lease. Rental payments from the leases associated with this equipment are assigned to paydown such obligations.



                                                                      Payments Due By Period
                                                                      ----------------------

                                             Total        2004         2005         2006        2007       2008
                                             -----        ----         ----         ----        ----       ----

   Long-term obligation (Notes payable)   $23,358,727  $10,189,411  $4,860,939   $3,995,783   $598,401   $3,714,193


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     See Note 8 to the Consolidated  Financial Statements,  as set forth in Part
II,  Item  8  Consolidated  Financial  Statements,   for  information  regarding
non-recourse and recourse debt.

     Cash distributions to limited partners for 2003 and 2002, which were paid monthly, totaled $6,040,214 and $8,000,244, respectively.

     As of December 31, 2003, there were no known trends or demands, commitments, events or uncertainties apart from those mention above, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Equipment Held for Lease or Sale - The off-lease rotables are carried at cost, less accumulated depreciation, subject to the Partnership's impairment policy discussed below

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Investments in Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residuals of assets at cost, which is equal to or less than fair value, and is subject to the Partnership's policy relating to impairments of residuals as discussed below. Gains or losses will be recognized upon the sale or disposition of the investments.

     Credit risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written-off when the analysis indicates that the probability of collection of the account is remote.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a Partnership's consolidated financial statements. A Partnership that holds variable interests in an entity is required to consolidate the entity if the Partnership's interest in the VIE is such that the Partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Additionally, the Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's aggregate borrowings under the floating rate line of credit as of December 31, 2003 was $4,184,547 as compared to $3,805,871 at December 31, 2002. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ---------------------------------

                          Index to Financial Statements

                                                                Page Number
                                                                -----------

Independent Auditors' Reports                                         17-18

Consolidated Balance Sheets as of December 31, 2003 and 2002             19

Consolidated Statements of Operations for the
  Years Ended December 31, 2003, 2002 and 2001                           20

Consolidated Statement of Changes in Partners' Equity for the
  Years Ended December 31, 2001, 2002 and 2003                           21

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2003, 2002 and 2001                        22-24

Notes to Consolidated Financial Statements                            25-37

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002, and 2001

                  (With Independent Auditors' Reports Thereon)

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
ICON Income Fund Eight A L.P.

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight A L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Hays & Company LLP


March 19, 2004
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Income Fund Eight A L.P.:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of ICON Income Fund Eight A L.P. (a Delaware limited partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and the cash flows of ICON Income Fund Eight A L.P. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
April 15, 2002

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002




                                                                    2003               2002
                                                                    ----               ----


Assets
------

Cash and cash equivalents                                       $         52,101   $       819,928
                                                                ----------------   ---------------

Investment in finance leases
   Minimum rents receivable                                           10,827,643        17,200,391
   Estimated unguaranteed residual values                             26,686,729        28,560,807
   Initial direct costs, net                                             248,472           446,683
   Unearned income                                                    (3,697,612)       (5,842,801)
   Allowance for doubtful accounts                                      (228,721)         (228,721)
                                                                ----------------   ---------------
                                                                      33,836,511        40,136,359
                                                                ----------------   ---------------
Investment in operating leases
   Equipment, at cost                                                 10,765,766        50,773,532
   Accumulated depreciation                                           (2,202,024)       (9,214,386)
                                                                ----------------   ---------------
                                                                       8,563,742        41,559,146
                                                                ----------------   ---------------

Equipment held for lease or sale, net                                  2,505,332         3,470,579
                                                                ----------------   ---------------

Investments in unguaranteed residual values                            1,997,000         3,098,084
                                                                ----------------   ---------------

Investments in unconsolidated joint ventures                             693,023         1,296,330
                                                                ----------------   ---------------

Due from Affiliates, net                                                 295,386               -
                                                                ----------------   ---------------

Other assets, net                                                        130,257           827,728
                                                                ----------------   ---------------

Total assets                                                    $     48,073,352   $    91,208,154
                                                                ================   ===============

Liabilities and Partners' Equity

Notes payable - non-recourse                                    $     19,174,180   $    47,668,803
Note payable - recourse                                                4,184,547         3,805,871
Security deposits and other                                              731,628         1,715,310
Due to affiliates, net                                                   236,822           230,052
Minority interests in joint venture                                      141,232           126,739
                                                                ----------------   ---------------
                                                                      24,468,409        53,546,775
                                                                ----------------   ---------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                      (414,398)         (274,260)
   Limited partners (742,308.87 and 745,863.89 units
     outstanding, $100 per unit original issue price)                 24,019,341        37,935,639
                                                                ----------------   ---------------
     Total partners' equity                                           23,604,943        37,661,379
                                                                ----------------   ---------------

Total liabilities and partners' equity                          $     48,073,352   $    91,208,154
                                                                ================   ===============





See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001




                                                                           2003            2002           2001
                                                                           ----            ----           ----

Revenues

   Rental income                                                     $   4,242,768    $   6,790,022  $    5,386,719

   Finance income                                                        2,924,694        4,663,843       7,161,935

   (Loss) income from investments in
     unconsolidated joint ventures                                         (53,618)         122,305      (1,146,543)

   Net gain (loss) on sales of equipment                                   675,825         (404,710)        288,060

   Gain from investment in unguaranteed residual values                    616,690               -            -

   Gain on sale of option to acquire an
     unguaranteed residual                                                       -               -        1,219,910

   Interest income and other                                                   398           28,904          65,490
                                                                       -----------     ------------    ------------

   Total revenues                                                        8,406,757       11,200,364      12,975,571
                                                                       -----------     ------------    ------------

Expenses

   Loss on Lease termination (note 3)                                    7,365,477               -             -

   Depreciation                                                          3,486,214        4,016,556       2,729,052

   Interest                                                              3,389,986        5,181,248       6,279,671

   General and administrative expense                                      834,950          936,992         608,169

   Management fees - General Partner                                       737,943        1,128,431       1,902,703

   Administrative expense
     reimbursements - General Partner                                      292,117          488,133         764,715

   Amortization of initial direct costs                                    198,211          332,183         702,003

   Minority interest expense                                                14,493           13,501          18,574

   Provision for doubtful accounts                                               -          300,000             -
                                                                       -----------     ------------    ------------

   Total expenses                                                       16,319,391       12,397,044      13,004,887

Net loss                                                             $  (7,912,634)   $  (1,196,680) $      (29,316)
                                                                       -----------      ------------   ------------

Net loss allocable to:
   Limited partners                                                  $  (7,833,508)   $  (1,184,713) $      (29,023)

   General Partner                                                         (79,126)         (11,967)           (293)
                                                                       -----------      ------------   ------------

                                                                     $  (7,912,634)   $  (1,196,680) $      (29,316)
                                                                       ===========      ============   ============

Weighted average number of limited
   partnership units outstanding                                           742,719          744,600         746,378
                                                                       ===========      ============   ============

Net loss per weighted average
   limited partnership unit                                          $     (10.55)    $       (1.59) $         (.04)
                                                                       ===========      ============   ============



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2002 and 2003




                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                   (Per weighted average unit)

Balance at January 1, 2001                                         $    55,393,843  $   (100,150) $   55,293,693

Cash distributions to partners        $ 10.75       $     -             (8,022,337)      (81,039)     (8,103,376)

Limited partnership units
   redeemed (880 units)                                                    (52,192)          -           (52,192)

Net loss                                                                   (29,023)         (293)        (29,316)
                                                                    --------------   -----------   -------------

Balance at December 31, 2001                                            47,290,291      (181,482)     47,108,809

Cash distributions to partners        $ 10.74       $     -             (8,000,244)      (80,811)     (8,081,055)

Limited partnership units
   redeemed (2,893.62 units)                                              (169,695)          -          (169,695)

Net loss                                                                (1,184,713)      (11,967)     (1,196,680)
                                                                    --------------   -----------   -------------


Balance at December 31, 2002                                            37,935,639      (274,260)     37,661,379

Cash distributions to partners        $8.13         $     -             (6,040,214)      (61,012)     (6,101,226)

Limited partnership units
   redeemed (661.40 units)                                                 (42,576)         -            (42,576)

Net loss                                                                (7,833,508)      (79,126)     (7,912,634)
                                                                    --------------   -----------   -------------

Balance at December 31, 2003                                       $    24,019,341  $   (414,398) $   23,604,943
                                                                    ==============   ===========   =============










See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                        2003            2002             2001
                                                                        ----            ----             ----

Cash flows from operating activities:
   Net loss                                                       $    (7,912,634) $   (1,196,680) $       (29,316)
                                                                  ---------------  --------------  ---------------
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
       Rental income paid directly to lenders by lessees               (4,072,768)     (6,375,250)      (4,972,825)
       Finance income portion of receivables paid directly
         to lenders by lessees                                         (2,488,027)     (4,081,646)      (5,563,502)
       Interest expense on non-recourse financing paid
         directly by lessees                                            2,867,181       4,747,596        5,522,977
       Depreciation expense                                             3,486,214       4,016,556        2,729,052
       (Gain) loss of sales of equipment                                 (675,825)        404,710         (288,060)
       Amortization of initial direct costs                               198,211         332,183          702,003
       Provision for doubtful accounts                                          -         300,000              -
       Minority interest expense                                           14,493          13,501           18,574
       Loss on lease termination                                        7,365,477               -                       -
       Loss (income) from investments in
         unconsolidated joint ventures                                     53,618        (122,305)       1,146,543
       Gain on sale of investment in unguaranteed residual               (616,690)              -       (1,219,910)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables               302,374       1,280,938        5,598,071
         Due from affiliates, net                                        (295,386)              -                       -
         Other assets, net                                                697,471         623,189          190,747
         Security deposits and others                                    (983,682)        670,842         (153,286)
         Due to affiliates, net                                             6,770         114,771         (537,085)
                                                                  ---------------  --------------  ---------------

           Total adjustments                                            5,859,431       1,925,085        3,173,299
                                                                  ---------------  --------------  ---------------

       Net cash (used in) provided by operating activities             (2,053,203)        728,405        3,143,983
                                                                  ---------------  --------------  ---------------

Cash flows from investing activities:
   Proceeds from investment
     in unguaranteed residual values                                    1,717,774       1,186,863        2,608,659
   Proceeds from the sales of equipment                                 1,661,898       1,144,010        3,664,324
   Distributions received from unconsolidated joint ventures              339,151         811,996          362,587
   Equipment purchased                                                        -              -          (1,280,666)
   Acquisition of minority interest in
   consolidated joint venture                                                 -              -             (55,804)
                                                                  ---------------  --------------  ---------------

       Net cash provided by investing activities                        3,718,823       3,142,869        5,299,100
                                                                  ---------------  --------------  ---------------









                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

              For the Years Ended December 31, 2003, 2002 and 2001


                                                                        2003            2002             2001
                                                                        ----            ----             ----

Cash flows from financing activities:
   Proceeds from non-recourse borrowing                                 3,684,718          -              3,004,674
   Proceeds from notes payable - recourse                               2,625,000       3,805,871           -
   Repayment of non-recourse debt                                        (353,039)         -            (1,510,523)
   Repayment of notes payable - recourse                               (2,246,324)     (1,819,912)      (1,774,113)
   Cash distributions to partners                                      (6,101,226)     (8,081,055)      (8,103,376)
   Redemption of limited partnership units                                (42,576)       (169,695)         (52,192)
                                                                  ---------------  --------------  ---------------

       Net cash used in financing activities                           (2,433,447)     (6,264,791)      (8,435,530)

Net (decrease) increase in cash and cash equivalents                     (767,827)     (2,393,517)           7,553

Cash and cash equivalents at beginning of the year                        819,928       3,213,445        3,205,892
                                                                  ---------------  --------------  ---------------

Cash and cash equivalents at end of year                          $        52,101  $      819,928  $     3,213,445
                                                                  ===============  ==============  ===============


























                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

              For the Years Ended December 31, 2003, 2002 and 2001

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the years ended December 31, 2003, 2002 and 2001, non-cash activities included the following:



                                                                     2003             2002              2001
                                                                     ----             ----              ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                          $      7,375,749  $     8,391,197  $     13,877,218

Rental income-assigned - operating lease receivables
   paid directly to lenders by lessees                                 4,072,768        6,375,250         4,972,825

Principal and interest on non-recourse financing
   paid directly to lenders by lessees                               (11,448,517)     (14,766,447)      (18,850,043)
                                                                ----------------  ---------------  ----------------

                                                                $         -       $          -     $          -
                                                                ================  ===============  ================

Notes payable - non-recourse relinquished
   upon termination (Note 3)                                    $     23,244,966  $          -     $          -
                                                                ================  ===============  ================

Interest paid directly to
   non-recourse lenders by lessees                              $      2,867,181  $     4,747,596  $      5,522,977

Other interest paid                                                      522,805          433,652           756,694
                                                                ================  ===============  ================

Total interest expense                                          $      3,389,986  $     5,181,248  $      6,279,671
                                                                ================  ===============  ================

Reclassification of a finance lease
   to equipment held for lease or sale                          $            -    $     2,281,412  $        -

Reclassification of an operating lease
   to equipment held for lease or sale                                       -          1,189,167           -

Reclassification of finance leases upon lease                                -
   restructurings to operating leases                                                        -           10,765,766
                                                                ================  ===============  ================

                                                                $            -    $     3,470,579  $     10,765,766
                                                                ================  ===============  ================





See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002, and 2001

1.   Organization

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of the Partnership's final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Between 2000 and 2003, the Partnership redeemed 7,656.17 limited partnership units leaving 742,308.87 limited partnership units outstanding at December 31, 2003.

     The Partnership is an equipment leasing income fund. The principal objective of the Partnership is to obtain the maximum economic return from its equipment leasing investments. To achieve this objective, the Partnership: (1) invests in a diversified portfolio of low obsolescence equipment having long lives and high residual values; (2) makes periodic cash distributions to its partners, continuing through the Reinvestment Period, which will end on May 17, 2008; (3) re-invest substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its partners after the end of the Reinvestment Period.

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

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary, ICON/Boardman Facility LLC

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

("ICON BF"). All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in 50% or less owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Equipment Held for Lease or Sale - Off-lease equipment that is held for lease or sale is carried at cost, less accumulated depreciation, subject to the Partnership's impairment review policy.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Investments in Estimated Unguaranteed Residual Values - The Partnership carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than fair value, and is subject to the Partnership's policy relating to impairments of residuals. Gains or losses are recognized upon the sale or disposition of the investments in accordance with the cost recovery method of accounting.

     Credit risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written-off when the analysis indicates that the probability of collection of the account is remote.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 661.40, 2,893.62 and 880.00 limited partnership units during the years ended December 31, 2003, 2002, and 2001 respectively. The redemption amounts are calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed limited partnership units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a Partnership's consolidated financial statements. A Partnership that holds variable interests in an entity is required to consolidate the entity if the Partnership's interest in the VIE is such that the Partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.   Joint Venture

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Consolidated Joint Venture

     The joint ventures described below are majority owned and is consolidated with the Partnership.

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven, ("L.P. Seven") formed ICON BF, for the purpose of acquiring a coal handling facility on lease with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and the assumption of non-recourse debt. The Partnership, Series C, L.P. Six, and L.P. Seven received a 98.5%, .5%, .5% and .5% interest, respectively, in ICON BF.

     In 2001 the joint venturers in ICON BF acquired Series C's interest in accordance with their proportionate shares of ICON BF, at an aggregate cost of $56,370, which represented Series C's carrying value of the investment. The Partnership's share of the purchase price was $55,803. The remaining venturers' shares in ICON BF were increased to 98.995%, .5025%, and .5025% for the Partnership, L.P. Six, and L.P. Seven, respectively.

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

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 28, 2001) which is payable in six installments through June 2004. At December 31, 2003, the remaining amount receivable is (Pound)750,000 ($1,330,633 converted at the exchange rate at December 31, 2003).

     Information as to the financial position and results of operations of AIC Trust as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                   December 31, 2003           December 31, 2002
                                   -----------------           -----------------


Assets                             $     1,330,633             $      2,572,522
                                   ===============             ================

Liabilities                        $          -                $           -
                                    ===============             ================

Equity                             $     1,330,633             $      2,572,522
                                   ===============             ================

Partnership's share of equity      $       581,885             $      1,124,964
                                   ===============             ================

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                                       For the Year Ended    For the Year Ended
                                       December 31, 2003     December 31, 2002
                                       ----------------      -----------------

Net income                              $        37,009       $        212,349
                                        ===============       ================

Partnership's share of net income       $        16,184       $         92,860
                                        ===============       ================

Distributions                           $     1,396,948       $      1,752,885
                                        ===============       ================

Partnership's share of distributions    $       610,885       $        766,537
                                        ===============       ================

     At December 31, 2003 approximately $295,152 of the Partnership's share of distribution is a receivable from L.P. Six, and is included in the caption "Due from Affiliates, net" on the accompanying condensed consolidated balance sheet.

     ICON Aircraft 24846 LLC
     -----------------------

     In 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a 767-300 ER aircraft originally leased to Scandinavian Airline Systems ("SAS") for a purchase price of $44,515,416. The purchase price was funded with cash of $2,241,371 and the assumption of non-recourse debt in the amount of $42,274,045. The lenders have a security interest in the aircraft and an assignment of the rental payments under the lease. The lease with SAS expired in March 2003, at which time the balance of the non-recourse debt outstanding was approximately $34,500,000. The Partnership has been making contributions toward interest only payments on the outstanding non-recourse debt, during the remarketing of the aircraft by the General Partner. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846.

     Information as to the financial position and results of operations of ICON Aircraft 24846 as of and for the years ended December 31, 2003 and 2002 is summarized below:


                                   December 31, 2003        December 31, 2002
                                   -----------------        -----------------

Assets                             $    36,430,187          $     39,175,547
                                   ===============          ================

Liabilities                        $    34,491,632          $     35,419,214
                                   ===============          ================

Equity                             $     1,938,555          $      3,756,333
                                   ===============          ================

Partnership's share of equity      $        38,772          $         75,127
                                   ===============          ================

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued



                                            For the Year Ended           For the Year Ended
                                            December 31, 2003            December 31, 2002
                                            -----------------            -----------------

 Net (loss) income                           $    (3,467,329)            $        749,434
                                             ===============             ================

 Partnership's share of net (loss) income    $       (69,347)            $         14,989
                                             ===============             ================

 Contributions                               $     1,649,551             $         -
                                             ===============             ================

 Partnership's share of contributions        $        32,992             $         -
                                             ===============             ================



     ICON Cheyenne LLC

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight B have ownership interests of 1.0%, 10.31%, 1.0% and 87.69%, respectively, in ICON Cheyenne.

     Information as to the financial position and results of operations of ICON Cheyenne as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                         December 31, 2003     December 31, 2002
                                         -----------------     -----------------

Assets                                      $    10,440,643      $    14,765,333
                                            ===============      ===============

Liabilities                                 $     3,204,090      $     5,141,481
                                            ===============      ===============

Equity                                      $     7,236,553      $     9,623,852
                                            ===============      ===============

Partnership's share of equity               $        72,366      $        96,239
                                            ===============      ===============

                                         For the Year Ended   For the Year Ended
                                          December 31, 2003    December 31, 2002
                                          -----------------    -----------------

Net (loss) income                           $       (45,540)     $     1,445,607
                                            ===============      ===============

Partnership's share of net (loss) income    $          (455)     $        14,456
                                            ===============      ===============

Distributions                               $     2,341,759      $     4,545,920
                                            ===============      ===============

Partnership's share of distributions        $        23,418      $        45,459
                                            ===============      ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Finance Lease Receivables

     Regus Business Center Corp. ("Regus"), with whom the Partnership has been negotiating an amended lease agreement, has emerged from bankruptcy, with the approval of the new lease agreement. Regus had originally filed for Chapter 11 bankruptcy protection in the United States on January 14, 2003.

     Under the new lease agreement, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. As of December 31, 2003, Regus was current on payments.

     Non-cancelable minimum annual amounts due on finance leases are as follows:

                 Year ending December 31,
                 ------------------------

                           2004                      $      5,691,524
                           2005                             4,263,728
                           2006                               747,763
                           2007                               124,628
                                                     ----------------

                                                     $     10,827,643
                                                     ================


     The allowance for doubtful accounts consisted of the following:

                                                   Amount

         Balance at January 1, 2001            $     585,000
                                               -------------

         Balance at December 31, 2001                585,000
                                               -------------

         Provision for bad debts                     300,000

         Writeoffs                                  (656,279)
                                               -------------

         Balance at December 31, 2002                228,721
                                               -------------

         Balance at December 31, 2003          $     228,721
                                               -------------

5.   Investment in Operating Leases

     Sky Airlines, a lessee of the Partnership, is a tour operator based in Antalya, Turkey whose main business operation is flying tourists from Germany to resorts in Turkey owned by an affiliate of Sky Airlines (who is also the Guarantor of the Lease). Sky Airlines experienced service interruptions during the conflict in Iraq. As a result, Sky Airlines became delinquent on its payment obligations under the lease with the entity that owns the aircraft, ICON Aircraft 23865 LLC, a wholly-owned subsidiary of the Partnership. The lender on the transaction delivered notice that an event of default existed as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently, ICON Aircraft 23865 LLC notified Sky Airlines that it was in default under the lease agreement and made demand for payment in full. ICON Aircraft 23865 LLC purchased the aircraft leased to Sky Airlines in conjunction with ICON Aircraft 24231 LLC's (also a wholly-owned subsidiary of the Partnership) purchase of an aircraft leased to Boeing Connexion in a single transaction when both were being operated by KLM Royal Dutch Airlines. Both aircraft were re-financed with a single lender and were cross-collateralized by the non-recourse notes.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The lender on the transaction exercised its right to repossess the aircraft which was on lease to Sky Airlines, along with the aircraft that was on lease to Boeing Connexion during the quarter ended September 30, 2003. While Boeing Connexion was never in default, the cross-collateralization term of the loan agreement, which was entered into at purchase date of the aircrafts, resulted in both aircrafts being repossessed. As a result of the repossession of the two aircraft the Partnership has relinquished $23,244,966 of related note payable - non recourse and written-off its remaining net investment in operating leases of $30,610,443, which resulted in a loss on termination of leases of $7,365,477.

     The aircrafts were the sole assets owned by ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC, both wholly-owned subsidiaries of the Partnership.

     The Partnership has two leases with America West Airlines, Inc. In January 2002, those leases were restructured in conjunction with America West's agreement with the Air Transportation Stabilization Board. In exchange for the restructuring, the Partnership received $1,000,000 of convertible notes on each lease which do not mature until December 2005 and January 2006. As of December 31, 2003, management considers these notes to be of no value.

     In connection with a restructuring of two aircraft leases with America West in January 2002, the Partnership received two 7.5% convertible notes of $1,000,000 each payable on December 31, 2005. These notes are convertible into shares of America West stock upon the occurrence of certain events, either at the option of the Partnership or America West. Principle terms of the restructured lease include monthly rentals of $60,000 per aircraft through the expiration dates of December 31, 2005. Management has determined that the convertible notes have no current value due to a lack of a current market, trading restrictions and uncertainty of collection. These notes have been pledged as collateral for the non-recourse notes payable related to the two aircraft.


     The investment in operating leases at December 31, 2003 and 2002 consisted of the following:



                                                      2003               2002                2001
                                                      ----               ----                ----

Equipment at cost, beginning of year             $    50,773,532     $  52,734,532         40,688,100

Cost to upgrade equipment                                  -                     -          1,280,666

Transfer from finance leases                               -                     -         10,765,766

Equipment dispositions                                (40,007,766)               -                -

Transfer to equipment held for lease or sale              -               (1,961,000)             -
                                                 ----------------    ---------------      -----------

Equipment at cost, end of year                         10,765,766         50,773,532       52,734,532
                                                 ----------------    ---------------      -----------

Accumulated depreciation, beginning of year            (9,214,386)        (5,969,663)      (3,240,611)

Depreciation expense equipment on hold
  for lease or sale                                     985,290                  -             -

Accumulated depreciation on equipment
  dispositions                                        9,513,286                  -             -

Depreciation expense                                 (3,486,214)        (3,244,723)        (2,729,052)
                                                 --------------      -------------        ------------

Accumulated depreciation, end of year                (2,202,024)        (9,214,386)        (5,969,663)
                                                 --------------      -------------        -----------

Investment in operating leases, end of year      $    8,563,742      $  41,559,146         46,764,869
                                                 ==============      =============        ===========


     Non-cancelable minimum annual rental amounts due on operating leases are as follows:

                 Year ending December 31,
                 ------------------------

                           2004                      $      1,440,000
                           2005                             1,440,000
                                                     ----------------

                                                     $      2,880,000
                                                     ================

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Equipment Held for Sale or Lease

     During 2002, the Partnership transferred airplane rotables from investment in operating leases and investment in finance leases, with an aggregate net book value of $3,470,579, to equipment held for lease or sale. The Partnership is currently remarketing the airplane rotables.

     Depreciation expense related to equipment held for lease or sale was $985,290 and $771,833 for the years ended December 31, 2003 and 2002, respectively.

     The Partnership did not record any impairment in the years 2002 and 2001.

7.   Investments in Unguaranteed Residual Values

     During the year ended December 31, 2001, the Partnership invested $1,997,000 to acquire an interest in the residual value of an off-shore oil drilling rig subject to lease with an unaffiliated third party, and $2,526,696 for a residual interest related to a portfolio of technology and other equipment leases with various lessees in the United Kingdom. During the years ended December 31, 2003, 2002 and 2001, the Partnership received $1,717,774, $1,186,863 and $238,749, respectively, related to the sale of equipment from the portfolio of technology and other equipment leased to lessees in the United Kingdom. These amounts were recorded as a recovery of investment, with no gain or loss recognized during the years ended December 31, 2002 and 2001. During the year ended December 31, 2003, the Partnership recovered its investment and has realized a gain of $616,690.

     During 1999, the Partnership purchased an option to acquire an interest in an aircraft subject to lease with a United States based commercial airline for $1,150,000. The Partnership sold this option in the second quarter 2001 for $2,369,910 and realized a gain of $1,219,910 on the sale.

8.   Notes Payable

     Notes payable consists of notes payable non-recourse, which are being paid directly to the lenders by the lessees, and a recourse note payable under a line of credit. The non-recourse notes bear interest at rates ranging from 7.49% to 10.0%. The balances outstanding at December 31, 2003 and 2002 was $23,358,727 and $51,474,674 respectively.

     As discussed in detail in Note 3 the Partnership relinquished $23,244,966 of note payable - non-recourse during 2003 related to the repossession of two aircraft as a result of a lessee default under the terms of the notes.

     On May 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with L.P. Seven and Fund Eight A (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at December 31, 2003) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement.

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

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended for twelve additional months expiring May 31, 2004. As of December 31, 2003, there were borrowings of $4,184,547 by the Partnership under the line of credit. Aggregate borrowing by all Funds under the line of credit agreement aggregated $12,799,986 on December 31, 2003.

     Principal maturities of the notes are as follows:

  Year ending     Non-recourse         Note Payable
 December 31,         debt               Recourse             Total
 ------------     -----------         -------------           -----

     2004       $      6,004,864      $   4,184,547     $   10,189,411
     2005              4,860,939                -            4,860,939
     2006              3,995,783                -            3,995,783
     2007                598,401                -              598,401
     2008              3,714,193                -            3,714,193
                ----------------      --------------    --------------
                $     19,174,180      $    4,184,547    $   23,358,727
                ================      ==============    ==============

9.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows for the period ended December 31, 2003, 2002 and 2001



                                               2003           2002            2001
                                               ----           ----            ----


      Management fees                     $     737,943   $   1,128,431  $   1,902,703    Charged to operations
Charged to operations
      Administrative expense
        reimbursements                          292,117         488,133        764,715    Charged to operations
                                          -------------   -------------  -------------

                                          $   1,030,060   $   1,616,564  $   2,667,418
                                          =============   =============  =============


     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received (ranging from 1% to 7% depending on the lease structure). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations.

     The Partnership had a net receivable from affiliates of $58,564 at December 31, 2003, and had a net payable to affiliates of $230,052 at December 31, 2002.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Tax Information (Unaudited)

     The following table reconciles net loss for financial statement reporting purposes to net loss for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001:


                                                                  2003            2002             2001
                                                                  ----            ----             ----

 Net loss for financial statement
   reporting purposes                                     $    (7,912,634)  $    (1,196,680) $       (29,316)
 Differences due to:
   Direct finance leases                                          908,057         3,245,792       10,105,194
   Interest expense                                               607,362           871,925         (710,659)
   Provision for doubtful accounts                                    -             300,000       -
   Loss on sales of equipment                                   4,202,620        (1,976,835)      (2,608,101)
   Depreciation                                                (2,299,992)       (5,972,900)     (12,292,786)
   Other                                                          587,303           550,335       (1,428,868)
                                                          ---------------   ---------------  ---------------

 Net loss for federal income tax reporting purposes       $    (3,907,284)  $    (4,178,363) $    (6,964,536)
                                                          ===============   ===============  ===============



     As of December 31, 2003, the partners' capital accounts included for financial statement reporting purposes totaled $23,604,943 compared to the partners' capital accounts for federal income tax purposes of $7,658,083 (unaudited). The difference arises primarily from temporary differences caused principally by accelerated depreciation for tax purposes, partially offset by
(i) provisions for losses for financial statement reporting purposes but not for tax reporting purposes, (ii) the differences between financial reporting and tax reporting of finance leases and (iii) sales commissions and expenses from the offering that are reported as a reduction in the partners' capital accounts for financial statement reporting purposes but not for federal income tax reporting purposes.

11.  Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the years ended December 31, 2003 and 2002:


                                                                            For the Quarter Ended
                                                                            ---------------------
                                                 March 31,        June 30,       September 30,     December 31,
                                                 ---------        --------       -------------     -----------

2003

         Revenues                              $   2,701,123    $   2,522,977     $   2,082,942  $     1,099,715
                                               =============    =============     =============  ===============

         Net (loss) income allocable to
           limited partners                    $    (525,270)   $  (7,164,648)    $      49,357  $      (192,947)
                                               =============    =============     =============  ===============

        Net (loss) income per weighted
           average limited partnership unit    $       (.71)    $       (9.64)    $        0.07 $          (0.27)
                                               =============    =============     =============  ===============
2002
         Revenues                              $   3,074,106    $   3,119,237     $   2,961,252  $     2,045,769
                                               =============    =============     =============  ===============

        Net (loss) income allocable to
           limited partners                    $    (413,829)   $     253,152     $     (41,789) $      (982,247) (1)
                                               =============    =============     =============  ===============

         Net (loss) income per weighted
           average limited partnership unit    $       (.55)    $        0.34     $       (0.60) $          (.78)
                                               =============    =============     =============  ===============

     (1) The fourth quarter of 2002 included a $484,000 net loss on sales of equipment and a $300,000 provision for doubtful accounts.




                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12.  Significant Concentration

     The Partnership had four, five and three lessees who accounted for 10% or more of total revenue during the years ended December 31, 2003, 2002 and 2001 respectively. During 2003 the equipment leased to Portland General Electric, American West, Boeing and Sky Airlines generated 26%, 17%, 18% and 16% respectively of total revenue. Both the Boeing Connexion and Sky Airlines leases were terminated in the third quarter 2003. During 2002, the equipment leased to America West, Sky Airlines, The Boeing Company, BP Amoco and Portland General Electric generated 13%, 23%, 21%, 10% and 21%, respectively, of total revenue. During 2001, equipment leased to Boeing Connexion, Portland General Electric and Sky Airlines generated 20%, 19%, and 15%, respectively of total revenue.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was filed as part of the Partnership's 2002 Reports on Form 8-K filed on February 5, 2003.

Item 9a.  Control and Procedures
          ----------------------

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the Partnership, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The officers and directors of the General Partner are as follows:

   Beaufort J.B. Clarke     Chairman, Chief Executive Officer and Director

   Paul B. Weiss            President and Director

   Thomas W. Martin         Executive Vice President and Director

     Beaufort J. B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 19 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2003, 2002 and 2001.



                                                      Type of
        Entity                  Capacity              Compensation               2003           2002          2001
        ------                  --------              ------------               ----           ----          ----
ICON Capital Corp.         General Partner       Management fees                 737,943      1,128,431      1,902,703
ICON Capital Corp.         General Partner       Administrative
                                                   expense
                                                   reimbursements                292,117        488,133        764,715
                                                                           -------------  -------------   ------------

                                                                           $   1,030,060  $   1,616,564   $  2,667,418
                                                                           =============  =============   ============



     In accordance with the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. The General Partner also has a 1% interest in the profits and distributions.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 30, 2004, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

           Title                       Amount Beneficially              Percent
         of Class                             Owned                    of Class
         --------                             -----                    --------

     General Partner   Represents initially a 1% and potentially a        100%
       Interest        10% interest in the Partnership's income, gain
                       and loss deductions.

Item 13.  Certain Relationships and Related Transactions

     None other than those disclosed in Item 11 herein.


Item 14.   Principal Accountant Fees and Services

                                 2003              2002         Description
                                 ----              ----

Audit fees                        55,000                -       Audit
Audit related fees                  -                   -
Tax fees                           1,093                -       Tax compliance
All other fees                      -                   -
                            ------------       ------------
Total                       $     56,093       $        -
                            ============       ============
PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

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

                                December 31, 2003

(iii) Loan and Security Agreement

(iv) First Amendment to Loan and Security Agreement

(v) Unconsolidated Joint Venture Financial Statements ICON/AIC Trust as of and for the year ended December 31, 2002.

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

     31.1Rule 13a-14(a)/15d-14(a) certifications

     31.2Rule 13a-14(a)/15d-14(a) certifications

     32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

                                 ICON Income Fund Eight A L.P.
                                 File No. 333-54011 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 30, 2004             /s/ Beaufort J.B. Clarke
                                 ----------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 30, 2004          /s/ Beaufort J.B. Clarke
                               -------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director


Date:  March 30, 2004          /s/ Paul B. Weiss
                               ------------------------------------------
                               Paul B. Weiss
                               President and Director


Date:  March 30, 2004          /s/ Thomas W. Martin
                               ------------------------------------------
                               Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

EXHIBIT 32.1

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., in connection with the Annual Report of ICON Income Fund Eight B, L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 31, 2004




 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 sole General Partner of ICON Income Fund Eight A L.P.

EXHIBIT 32.2

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., in connection with the Annual Report of ICON Income Fund Eight A, L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 31, 2004




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Income Fund Eight A L.P.

                               SECOND AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT



     This SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of April 9, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower"), on the one hand, and Comerica Bank-California, a California banking corporation ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, and the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, Borrower 1, Borrower 2 and Borrower 3 violated a covenant in the Agreement by each failing to earn a net profit after taxes of at least $1.00 for the fiscal year ending December 31, 2002, as required by Section 7.4 of the Agreement ("Section 7.4 Profitability Covenant");

     WHEREAS,  Borrower has  requested  that Lender  waive the  violation of the
Section 7.4 Profitability Covenant described in the preceding recital for the fiscal year ending December 31, 2002 only;

     WHEREAS, Borrower represent and warrant that, except for the violation of the Section 7.4 Profitability Covenant for the fiscal year ending December 31, 2002, described above, they each are in compliance with all terms, covenants and conditions of the Agreement and all representations and warranties in the Agreement are true and correct;

     WHEREAS, Borrower represent and warrant that, upon execution of this Amendment, they will each be in compliance with all terms, covenants and conditions of the Agreement, as amended by this Amendment, and all representations and warranties made by them in the Agreement, as amended by this Amendment, are and will be true and correct;

     WHEREAS, a deposit account in the name of Borrower 4 is maintained at Lender, in the name of Borrower 4, and Lender has a perfected security interest in that deposit account and the proceeds thereof pursuant to the Agreement, which account has on deposit the sum of $9,000,000.00 or more;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

                       NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

     2. Amendments. A new Section 5.12.3 is added to Agreement, to read as follows:

          5.12.3 Maintain on deposit with Lender in Deposit Account 1892187368, or such other deposit account or accounts as Borrower and Lender may agree, cash in an amount equal to or greater than the outstanding principal balance of the Loans. Borrower agree that Lender may refuse to allow any withdrawal from such deposit account or accounts if the effect of doing so would be to reduce the cash balance to an amount less than the outstanding principal balance of the Loans. In addition, Borrower may not obtain a Revolving Loan if the effect of doing so would be to increase the outstanding principal balance of the Loans to an amount greater than the amount of cash in the above-described deposit account or accounts.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: Except as stated in the Recitals to this Amendment: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of April 9, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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


ICON CASH FLOW PARTNERS L.P.
SEVEN, a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:____________________________
         Paul B. Weiss, President









     ICON INCOME FUND EIGHT A L.P., a Delaware Limited Partnership By ICON Capital Corp., its general partner

ICON INCOME FUND NINE, LLC, a Delaware Limited Liability Company
By:   ICON Capital Corp., its manager


By:_______________________________
         Paul B. Weiss, President
         Address for Notices:
         ICON INCOME FUND NINE, LLC
         Attention: General Counsel
         100 5thAvenue, 10th Floor
         New York, New York 10011
         Facsimile No.: (212) 418-4739


COMERICA BANK-CALIFORNIA, a California banking corporation

By:______________________________
         John Esposito, Vice President

By:_________________________
         Paul B. Weiss, President


ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership;;
By ICON Capital corp., its general partner

By:__________________________
         Paul B. Weiss, President

                               THIRD AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of July 31, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is July 31, 2003;

     WHEREAS, Borrower has requested that Lender extend the Revolving Loan Maturity Date to May 31, 2004;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

2.       Amendments.

          (a) The definition of "Borrowing Base" in the Agreement is amended to read as follows:

          Borrowing Base - means 80% of the Present Value of the Eligible Borrowing Base Contracts, plus Pledged Cash.

          (b) A new definition of "Cash Equivalents" is added to the Agreement, to read as follows:

          Cash Equivalents - the sum outstanding, at any one time, of (i) all cash (in United States dollars) owned by Borrower at such time plus (ii) the fair market value of all cash equivalents and short term investments (as those terms are defined in GAAP) owned by Borrower at such time, in each case excluding Pledged Cash.

     (c) The definition of "Eligible Borrowing Base Contract" in the Agreement is amended by adding the following subsections:

          (l) At the time Borrower seeks to have Lender make a Revolving Loan based on such contract, the Lessee or Debtor, as the case may be, must have a Standard & Poor's bond rating of BBB or better or a Risk Rating of 3 or better on Lender's internal risk rating system;

          (m) Lender, in its sole and absolute discretion, determines that it is willing to make a Revolving Loan based on such contract;

          (n) Lender shall have received a written acknowledgment, in form and substance satisfactory to Lender, from the Debtor or Lessee, as the case may be (and from the lender or lessor if the contract is an Indirect Loan Contract or an Indirect Lease) authenticating the contract, identifying the existing parties to the contract, stating that the contract is in full force and effect, stating that no default exists under the contract, stating that no prepayments on the contract have been made (or identifying such prepayments if any have been made), stating that the acknowledging party has not received any notice that the lender's/lessor's interest in the contract has been assigned or pledged to any other person, and providing such other information as Lender may request. As to contracts based on which Lender made a Revolving Loan prior to July 31, 2003, such written acknowledgment must be received by Lender within 45 days after Lender's demand to Borrower for such an acknowledgment; and

          (o) Payments made on contracts of the type described in Sections 2.11(a) and 2.11(c) of this Agreement on or after October 1, 2003 are received in the Lockbox; and payments paid to a Borrower with respect to contracts of the type described in Section 2.11(b) of this Agreement on or after October 1, 2003 are received in the Lockbox.

     (d)  A new definition is added to the Agreement, to read as follows:

          Lockbox - has the meaning set forth in Section 2.11(a) hereof.

     (e)  A new definition is added to the Agreement, to read as follows:

          Pledged Cash - Cash owned by Borrower maintained in a deposit account or deposit accounts with Lender in the name of one or more Borrowers, in which Lender has a perfected first priority security interest to secure payment and performance of the Obligations, and which Borrower has agreed in writing may not be withdrawn by Borrower.

     (f) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

          Revolving Loan Maturity Date - May 31, 2004.

          (g)  Section 1.3.1 of the Agreement is amended to read as follows:

1.31 Facility Fee. A Facility Fee in the amount of $87,500.00 per year, payable in arrears in installments of $21,875.00 per quarter payable on June 30, September 30, December 31, and March 31 of each year through the Revolving Loan Maturity Date or, if an extension of time beyond the Revolving Loan Maturity Date for advances and repayment is provided, through the end of the extension period.

     (h)  A new Section 2.11 is added to the Agreement to read as follows:

2.11 Lockbox. (a) On all Loan Contracts and Leases based on which Lender has made a Loan, Borrower shall notify all Debtors and Lessees in writing, by means of a letter in the form attached hereto as Exhibit 5, to remit all payments to a post office box designated by Lender, to which only Lender shall have access ("Lockbox"), and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank.

(b) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is not an Affiliate of any Borrower, Borrower shall notify the applicable lender or lessor in writing, by means of a letter in the form attached hereto as Exhibit 6, to remit all payments payable to such Borrower to the Lockbox, and notify such lender or lessor that such designation may not be changed without the written consent of Comerica Bank.

(c) On all Indirect Loan Contracts and Indirect Leases based on which Lender has made a Loan, when the lender or lessor is an Affiliate of any Borrower, Borrower shall cause such lender or lessor to notify the Debtor and Lessee in writing, by means of a letter in the form attached hereto as Exhibit 7, to remit all payments to the Lockbox, and notify such Debtors and Lessees that such designation may not be changed without the written consent of Comerica Bank. Borrower shall also cause such lender or lessor to execute a power of attorney in form and substance satisfactory to Lender authorizing Lender to endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, and shall obtain the written consent of all Persons that have a direct or indirect interest in the lender's or lessor's interest in the contract to this procedure. (d) Borrower shall provide the notices described in subsections (a),
(b) and (c) by a means requiring a written receipt and promptly deliver to Lender copies of the notices and proof of receipt by each of the recipients. For Loan Contracts and Leases based on which Lender has made a Loan prior to July 31, 2003, such notices must be sent by Borrower no later than three Business Days after the execution of the Third Amendment to the Agreement. For Loan Contracts and Leases based on which Lender makes a Loan on or after July 31, 2003, such notices must be sent within three Business Days after the Loan is made. All invoices and other documents sent by Borrower to any person to whom the notices described in subsections (a), (b) and (c) are to be sent, stating where the recipient is to remit payment, shall identify the Lockbox as the place to remit payment. (e) For the Loan Contracts and Leases described in subsections
(a) and (b), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to Borrower. For the Loan Contracts and Leases described in subsections (a) and (b), effective upon the occurrence of an Event of Default, Lender may retain items received in the Lockbox and apply them, and the proceeds thereof, to the Obligations. (f) For the Loan Contracts and Leases described in subsection (c), as long as no Event of Default has occurred, Lender shall deliver the items received in the Lockbox to the applicable Affiliate lender or lessor. For the Loan Contracts and Leases described in subsection (c), effective upon the occurrence of an Event of Default, Lender may endorse and negotiate all items received in the Lockbox and collect all proceeds thereof, apply to the Obligations any portion thereof to which any Borrower is entitled, and remit the excess to the applicable Affiliate lender or lessor on such Loan Contract or Lease.

     (i) Section 5.12.3 of the Agreement is deleted.

     (j) Section 5.14 of the Agreement is amended to read as follows:

          5.14 Audits. Permit Lender or representatives of Lender to conduct audits of Borrower's books and records relating to the Accounts, Inventory, Leases, Loan Contracts and other Collateral and make extracts therefrom no less frequently than annually (or at any time and without notice required if an Event of Default has occurred and is continuing) with results satisfactory to Lender, provided that Lender shall use its best efforts to not interfere with the conduct of Borrower's business, and arrange for verification of the Accounts directly with the account debtors obligated thereon or otherwise, of the Leases directly with the Lessees, and of the Loan Contracts directly with the Debtors, all under reasonable procedures acceptable to Lender and at Borrower's sole expense. Borrower shall pay all reasonable expenses incurred by Lender with respect to such audits.

          (k) Section 6.9 of the Agreement is amended by adding the following sentence at the end: "Notwithstanding anything to the contrary indicated above, Borrower shall not without Lender's prior written consent, after the end of a particular Borrower's reinvestment period, pay distributions or dividends to members, partners or shareholders of such particular Borrower, or redeem or retire any interest of any partner, member or shareholder of such particular Borrower if any amount of principal, interest or late charges remains outstanding on Revolving Loans made to such particular Borrower. In addition, a Borrower may not use proceeds received from the sale or other disposition of assets after the end of its reinvestment period to purchase Leases, Loan Contracts or other assets."

          (l)  Section 7.1 of the Agreement is amended to read as follows:

7.1 Aggregate Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of the specified quarter, a Tangible Net Worth of not less than $155,000,000.

          (m) Section 7.3 of the Agreement is deleted and replaced by the following:

7.3 Total Liabilities to Tangible Net Worth. All Borrowers, in the aggregate, shall maintain, as of the last day of each quarter, a ratio of total liabilities to Tangible Net Worth of not greater than 3.00 to 1.00.

          (n) Section 7.4 of the Agreement is deleted and replaced by the following:

7.4  Minimum Cash  Balance.  Borrower  shall ensure that at all times the sum of
     (a) the fair market value of Cash Equivalents owned by Borrower plus (b) Borrower's Unused Loan Capacity totals at least $7,500,000. For purposes of this section, "Borrower's Unused Loan Capacity" at any point in time equals the amount by which the lesser of (i) the Borrowing Base or (ii) the Maximum Revolving Amount exceeds the Obligations, as reflected to Lender's reasonable satisfaction in the monthly report described in the next sentence. Borrower shall provide to Lender as part of its monthly Borrowing Base/Eligible Borrowing Base Contract Aging Report within 15 days of each month end, information sufficient to show the amount of Cash Equivalents owned by it and its Unused Loan Capacity.

          (o) A new Section 10.19 is added to the Agreement, to read as follows:

     10.19 Waivers and Consents. Except as otherwise expressly provided in this Agreement, each Borrower waives notice of any Loans, notice of the occurrence of any default, Event of Default, or of any demand for any payment under this Agreement, notice of any action at any time taken or omitted by Lender under or in respect of any of the Obligations, any requirement of diligence or to mitigate damages and, generally, to the extent permitted by applicable law, all demands, notices, and other formalities of every kind in connection with this Agreement (except as otherwise provided in this Agreement). Each Borrower hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by Lender at any time or times in respect of any default by any Borrower in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by Lender in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any Borrower. Without limiting the generality of the foregoing, each Borrower assents to any other action or delay in acting or failure to act on the part of Lender with respect to the failure by any Borrower to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this section, afford grounds for terminating, discharging or relieving any Borrower, in whole or in part, from any of its Obligations, it being the intention of each Borrower that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrower shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each Borrower shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, reconstruction or similar proceeding with respect to any Borrower or Lender. Each Borrower represents and warrants that it is currently informed of the financial condition of all Borrowers and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations, and will continue to keep so informed. Each Borrower waives all rights and defenses arising out of an election of remedies by Lender.

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

4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

5.   Authorization.   Each  party  hereto  represents  to  the  other  that  the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of July 31, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                            [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President              Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,               COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership               TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                             By: ___________________________
By:_____________________________
         Paul B. Weiss, President



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President

                                    Exhibit 5

                             Notice to Debtor/Lessee

                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ________________________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]



Cc:  Comerica Bank

                                    Exhibit 6

                      Notice to Non-Affiliate Lender/Lessor
                         on Indirect Loan Contracts and
                                Indirect Leases


                            [Stationery of Borrower]

                                     [Date]


[Name and Address
of Non-Affiliate
Lender/Lessee]

         Re:  [Identify Applicable Indirect Loan Contract/Indirect Lease]

Gentlemen:

     The undersigned is one of the [partners/members/beneficiaries]of [name of Addressee]. [Name of Addressee] is the [lender/lessor] under the above contract. This letter is to notify you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter payable by you to the undersigned in connection with that contract. Accordingly, all payments you make to the undersigned in connection with that contract should hereafter be made payable to [Name of applicable Borrower] and sent to Post Office Box ____________[Address]. If you do not remit your payments in that manner and send the payments to that address, the payments may not discharge your obligation.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                     Yours truly,

                                                     [SIGNATURE BLOCK FOR
                                                     APPLICABLE BORROWER]


Cc:  Comerica Bank

                                    Exhibit 7

                       Notice from Affiliate Lender/Lessor
                 on Indirect Loan Contracts and Indirect Leases


                     [Stationery of Affiliate Lender/Lessor]


                                     [Date]



[Name and Address
of Debtor/Lessee]

         Re:  [Identify Loan Contract/Lease]

Gentlemen:

     The undersigned is the [lender/lessor] on the above contract. This letter is to inform you that the undersigned has assigned to Comerica Bank the right to receive payments hereafter made on that contract. Accordingly, all payments you make to the undersigned on the above contract should hereafter be made to [Name of Affiliate] and sent to Post Office Box ______________ [Address]. If you do not remit your payment in that manner and send the payments to that address, the payment may not discharge your obligation under that contract.

     Thank you for your cooperation in this matter. This instruction is irrevocable and may not be changed without the written consent of Comerica Bank. This letter does not, however, change the identity of the persons to whom you are otherwise obligated to give notices with respect to the above contract.

                                                              Yours truly,

                                                              [SIGNATURE BLOCK
                                                              FOR AFFILIATE]


Cc:  Comerica Bank

                               FOURTH AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


     This FOURTH AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made as of November 3, 2003 by and between ICON Cash Flow Partners L.P. Seven, a Delaware limited partnership ("Borrower 1"), ICON Income Fund Eight A L.P., a
Delaware limited partnership ("Borrower 2"), ICON Income Fund Eight B L.P., a Delaware limited partnership ("Borrower 3"), and ICON Income Fund Nine, LLC, a Delaware limited liability company ("Borrower 4" and together with Borrower 1, Borrower 2 and Borrower 3, "Borrower" or "Borrowers"), on the one hand, and Comerica Bank, successor by merger to Comerica Bank-California ("Lender"), on the other hand, with respect to the Loan and Security Agreement, dated as of May 30, 2002, the First Amendment to Loan and Security Agreement, dated as of December 1, 2002, entered into by Borrower 1, Borrower 2, Borrower 3, and Comerica Bank-California, the Second Amendment to Loan and Security Agreement, dated as of April 9, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, the letter agreement dated May 31, 2003 entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank-California, and the Third Amendment to Loan and Security Agreement dated as of July 31, 2003, entered into by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Comerica Bank (as amended and modified through but excluding the date hereof, the "Agreement")."

                                    RECITALS

     WHEREAS, Borrower and Lender entered into the Agreement;

     WHEREAS, the Revolving Loan Maturity Date under the Agreement is May 31, 2004;

     WHEREAS,  Borrower has  requested  that Lender  extend the  Revolving  Loan
Maturity Date to December 31, 2004 and make certain other changes in the Agreement;

     WHEREAS, Lender is willing to agree to Borrower's request, on the terms and conditions set forth below;

         NOW, THEREFORE, IT IS AGREED THAT:

     1. Definitions. Unless otherwise indicated, words and terms which are defined in the Agreement shall have the same meaning where used herein.

     3. Amendments.

     (a) The definition of "Revolving Loan Maturity Date" in the Agreement is amended to read as follows:

                        Revolving Loan Maturity Date - December 31, 2004.

     (b)  Section 1.11 of the Agreement is deleted.

     (c)  Section 3.1.5 of the Agreement is amended to read as follows:

     3.1.5Insurance. Borrower shall have delivered to Lender satisfactory evidence of insurance coverage required by Section 5.3 of this Agreement, to the extent requested by Lender.

     (d)  Section 5.3 of the Agreement is amended to read as follows:

          5.3 Insurance. Maintain, or cause the Lessee under each Lease and the Debtor under each Loan Contract or Indirect Loan Contract to maintain, insurance on the equipment subject thereto with responsible insurance carriers, insuring against loss or damage by fire, theft, explosion, sprinklers and all other hazards and risks ordinarily insured against by other owners who use such equipment in similar businesses, for the full insurable value thereof; and provide evidence of such insurance to Lender upon Lender's request. This Section 5.3 does not require Borrower to have Lender added as a loss payee or additional insured on insurance policies for Revolving Loan Contracts, although Lender may impose such a requirement if an Event of Default has occurred.

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

     4. Compliance with Loan Documents. Borrower 1, Borrower 2, Borrower 3 and Borrower 4 each represents and warrants to Lender as follows: (a) as of the date hereof, each Borrower has complied, and is in compliance, with all of the terms, covenants and conditions of the Loan Agreement and the other Loan Documents applicable to it; (b) as of the date hereof, there exists no Event of Default under the Loan Agreement or any of the other Loan Documents or an event which would constitute an Event of Default upon the lapse of time or upon the giving of notice and the lapse of time specified therein; and (c) the representations and warranties of each Borrower in the Loan Agreement and the other Loan Documents are true and with the same effect as though such representations and warranties had been made by such Borrower as of the date hereof. Each Borrower further represents and warrants that, upon this Amendment becoming effective, each Borrower will be in compliance with all of the terms, covenants, and conditions of the Loan Agreement and the other Loan Documents, and all representations and warranties will be true.

     5. Authorization. Each party hereto represents to the other that the individual executing this Amendment on its behalf is the duly appointed signatory of such party and that such individual is authorized to execute this Amendment by or on behalf of such party and to take all action required by the terms of this Amendment.

     6. When Amendment is Effective. This Amendment shall be deemed binding and effective as of November 3, 2003 when this Amendment is executed by Borrower 1, Borrower 2, Borrower 3, Borrower 4 and Lender.

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

                            [SIGNATURES ON NEXT PAGE]

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

By:___________________________              By:__________________________
         Paul B. Weiss, President             Paul B. Weiss, President



ICON INCOME FUND EIGHT A L.P.,                COMERICA BANK, SUCCESSOR BY MERGER
a Delaware Limited Partnership                TO COMERICA BANK-CALIFORNIA
By ICON Capital Corp., its general partner
                                              By: ___________________________
By:_____________________________                  Todd Robertson
         Paul B. Weiss, President                 Corporate BankingOfficer-
                                                  Western Division



ICON INCOME FUND EIGHT B L.P.,
a Delaware Limited Partnership
By ICON Capital Corp., its general partner

By:______________________________
         Paul B. Weiss, President