Form 10-Q
period 2004-03-31
ICON INCOME FUND EIGHT /DE
filed 2004-05-18
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition per period from______________________ to ____________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
-----------------------------

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets



                                                            (unaudited)
                                                              March 31,       December 31,
                                                                2004              2003
                                                                ----              ----

         Assets
         ------

Cash and cash equivalents                               $         217,463  $         52,101
                                                        -----------------  ----------------

Investment in finance leases
   Minimum rents receivable                                     6,573,854        10,827,643
   Estimated unguaranteed residual values                      25,070,358        26,686,729
   Initial direct costs, net                                      205,343           248,472
   Unearned income                                             (3,063,490)       (3,697,612)
   Allowance for doubtful accounts                               (228,721)         (228,721)
                                                        -----------------  ----------------
                                                               28,557,344        33,836,511
                                                        -----------------  ----------------

Investment in operating leases
   Equipment, at cost                                          10,765,766        10,765,766
   Accumulated depreciation                                    (2,455,029)       (2,202,024)
                                                        -----------------   ----------------
                                                                8,310,737         8,563,742
                                                        -----------------   ---------------

Equipment held for lease or sale, net                           2,259,010         2,505,332

Investments in unguaranteed residual values                     1,997,000         1,997,000

Investment in option                                              419,672             -

Investments in unconsolidated joint ventures                    1,550,100           693,023

Due from affiliates, net                                          295,386           295,386

Other assets, net                                                  69,478           130,257
                                                        -----------------  ----------------

Total assets                                            $      43,676,190  $     48,073,352
                                                        =================  ================


         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                            $      14,624,410  $     19,174,180
Note payable - recourse                                         5,424,547         4,184,547
Security deposits and other                                       442,391           731,628
Due to General Partner                                            612,865               -
Due to affiliates, net                                            271,972           236,822
Minority interests in joint venture                               145,024           141,232
                                                        -----------------  ----------------
                                                               21,521,209        24,468,409
                                                        -----------------  ----------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                               (428,331)         (414,398)
   Limited partners (741,787.02 and 742,308.87
     units outstanding,
      $100 per unit original issue price)                      22,583,312        24,019,341
                                                        -----------------  ----------------

   Total partners' equity                                      22,154,981        23,604,943
                                                        -----------------  ----------------

Total liabilities and partners' equity                  $      43,676,190  $     48,073,352
                                                        =================  ================

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                         2004          2003
                                                         ----          ----


Revenues
Rental income                                    $      360,000    $ 1,574,463
Finance income                                          634,122        723,883
Gain from investment in unguaranteed residual values     37,065           -
Net (loss) gain on sales of equipment                    (3,421)       391,620
(Loss) income from investments in
     unconsolidated joint ventures                      (20,155)        11,147
Interest income and other                                10,745             10
                                                  -------------    -----------

   Total revenues                                     1,018,356      2,701,123
                                                  -------------    -----------

Expenses
   Interest                                             398,740      1,167,480
   Depreciation                                         499,327      1,191,989
   Management fees - General Partner                    290,283        402,482
   Administrative expense reimbursements -
    General Partner                                     101,971        157,993
   Amortization of initial direct costs                  43,129         41,699
   General and administrative                            67,596        266,495
   Minority interest expense                              3,792          3,561
                                                  -------------    -----------

   Total expenses                                     1,404,838      3,231,699
                                                  -------------    ------------

Net loss                                          $    (386,482)   $  (530,576)
                                                  =============    ===========

Net loss allocable to:
   Limited Partners                               $    (382,617)   $  (525,270)
   General Partner                                       (3,865)        (5,306)
                                                  -------------    -----------

                                                  $    (386,482)   $  (530,576)
                                                  =============    ===========

Weighted average number of limited
   partnership units outstanding                        741,757        742,958
                                                  =============    ===========

Net loss per weighted average
   limited partnership unit                       $       (0.52)   $      (.71)
                                                  =============    ============




See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2004

                                   (unaudited)




                                   Limited Partner Distributions
                                   -----------------------------

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                     (Per weighted average unit)

Balance at January 1, 2004                                         $    24,019,341  $   (414,398) $   23,604,943

Cash distributions to partners        $  1.28       $  -                  (946,980)      (10,068)       (957,048)

Limited partnership units
   redeemed (521.85 units)                                                (106,432)          -          (106,432)

Net loss                                                                  (382,617)       (3,865)       (386,482)
                                                                   ---------------  ------------  --------------


Balance at March 31, 2004                                          $    22,583,312  $   (428,331) $   22,154,981
                                                                   ===============  ============  ==============









See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                                            2004            2003
                                                                            ----            ----

Cash flows from operating activities:
   Net loss                                                           $   (386,482)   $   (530,576)
                                                                      ------------    ------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Rental income paid directly to lender by lessee                    (360,000)     (1,574,463)
       Finance income portion of receivables paid directly
         to lenders by lessees                                            (536,904)       (647,752)
       Depreciation                                                        499,327       1,191,989
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                                    326,460         967,175
       Amortization of initial direct costs                                 43,129          41,699
       Minority interest expense                                             3,792           3,561
       Gain from investment in unguaranteed residual values                (37,065)            -
       Loss (income) from investments in
         unconsolidated joint ventures                                      20,155         (11,147)
       Net loss (gain) on sales of equipment                                 3,421        (391,620)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                 89,723         252,342
         Other assets                                                          -           266,517
         Security deposits and other                                      (259,842)     (1,127,538)
         Due to/from General Partner and affiliates, net                    63,936         145,667
                                                                      ------------    ------------

         Total adjustments                                                (143,868)       (883,570)
                                                                      ------------    ------------

       Net cash used in operating activities                              (530,350)     (1,414,146)
                                                                      ------------    ------------

Cash flows from investing activities:
   Proceeds from the sales of equipment                                  1,154,187         807,620
   Proceeds from sale of investment in unguaranteed residual values         37,065         393,186
   Distributions received from unconsolidated joint ventures               327,940         318,413
   Investment in joint venture                                          (1,000,000)           -
                                                                      ------------    ------------

       Net cash provided by investing activities                           519,192       1,519,219
                                                                      ------------    ------------

Cash flows from financing activities:
   Proceeds from note payable - non-recourse                                  -          3,684,718
   Proceeds from note payable - recourse                                  1,240,000          -
   Repayments of notes payable - non-recourse                                 -           (173,297)
   Repayments of notes payable - recourse                                     -         (2,246,324)
   Cash distributions to partners                                         (957,048)     (2,016,489)
   Redemption of limited partnership units                                (106,432)         (2,658)
                                                                      ------------    ------------

       Net cash provided by (used in) financing activities                 176,520        (754,050)
                                                                      ------------    ------------

Net increase (decrease) in cash and cash equivalents                       165,362        (648,977)

Cash and cash equivalents at beginning of the period                        52,101         819,928
                                                                      ------------    ------------

Cash and cash equivalents at end of the period                        $    217,463    $    170,951
                                                                      ============    ============





                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

               Consolidated Statement of Cash Flows - (Continued)

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the three months ended March 31, 2004 and 2003, non-cash activities included the following:



                                                               2004          2003
                                                               ----          ----

Principal and interest on direct
   finance receivables paid directly to lenders by lessees $  4,516,230    $ 5,289,897

Rental income assigned - operating lease receivables
   paid directly to lenders by lessees                          360,000      1,574,463
Principal and interest on non-recourse financing paid
   directly to lenders by lessees                            (4,876,230)    (6,864,360)
                                                           ------------    -----------

                                                           $      -        $      -
                                                           ============    ===========




                                                                2004            2003
                                                                ----            ----

Interest on non-recourse financing
   paid directly to lenders by lessees                     $    326,460    $   967,175
Other interest paid                                              72,280        200,305
                                                           ------------    -----------

Total interest expense                                     $    398,740    $ 1,167,480
                                                           ============    ===========









See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K.

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                                2004             2003
                                ----             ----

Management fees            $    290,283   $     402,482    Charged to Operations
Administrative expense
  reimbursements                101,971         157,993    Charged to Operations
                           ------------   ------------

Total                      $    392,254   $     560,475
                           ============   =============

     As a result of the General Partner's review of its results of operations for its fiscal year ended March 31, 2004 , administrative expenses incurred by the General Partner on behalf of the Partnership of $55,000 were identified as having been incurred by the General Partner in the quarter ended December 31, 2003. Accordingly, this amount was subsequently charged to the Partnership in the quarter ended March 31, 2004.

     For the quarter ended March 31, 2004, the Partnership had a receivable of $295,386 due from affiliates, primarily resulting from its share of distributions and rental payments received by affiliates on behalf of the Partnership. The Partnership also had a payable of $271,972 due to the affiliates for rental payments received on behalf of the affiliates.

     For the quarter ended March 31, 2004, the Partnership had a net payable of $612,865 to the General Partner for acquisition, management, and administrative expense reimbursement.

3.   Joint Ventures

     The Partnership and its affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

     Consolidated Venture

     The joint venture described below is majority owned and is consolidated with the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a lease of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's (0.5025%) and L.P. Seven's (0.5025%) interests in ICON BF have been reflected as minority interests in joint ventures on the condensed consolidated balance sheets and minority interest expense on the condensed consolidated statements of operations. The outstanding non-recourse debt at March 31, 2004 was $3,573,324. The non-recourse debt associated with this equipment was refinanced on May 6, 2004 at an interest rate of 3.65% maturing January 23, 2010.

Unconsolidated Joint Ventures

     The four joint ventures described below are less than 50% owned and are accounted for following the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions.

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and L.P. Seven own 43.73%, 25.51% and 30.76% interests in AIC Trust, respectively. The Partnership accounts for its investment in AIC Trust under the equity method of accounting.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, at a loss, for a note receivable of (Pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which is payable in six installments through June 2004. The first two installments on the note of (Pound)475,000 each were collected in 2002, and the third and fourth installment on the note of (Pound)450,000 and (Pound)425,000 were collected in the first quarter 2003. As of March 31, 2004, the remaining amount due is (Pound)375,000 ($666,209 based upon the exchange rate at March 31, 2004), as the Partnership collected (Pound)375,000 in the quarter.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:


                                           Three Months Ended Three Months Ended
                                             March 31, 2004     March 31, 2003
                                             --------------     --------------

Net income                                  $         4,652    $         11,051
                                            ===============    ================

Partnership's share of
  net income                                $         2,034    $          4,833
                                            ===============    ================

Distributions                               $       683,603    $        722,005
                                            ===============    ================

Partnership's share of distributions        $       298,940    $        315,733
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

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                          Three Months Ended  Three Months Ended
                                             March 31, 2004      March 31, 2003
                                             --------------      --------------

Net (loss) income                           $      (958,936)   $        187,359
                                            ===============    ================

Partnership's share of net (loss) income    $       (19,179)   $          3,747
                                            ===============    ===============

Contributions                               $       290,557    $        -
                                            ===============    ===============

Partnership's share of contributions        $         5,811    $        -
                                            ===============    ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716, which was paid for with cash of $11,401,151 and the assumption of non-recourse debt with an unaffiliated third party lender of $18,304,565. The debt is structured to be amortized by the application to the debt of rentals due under the various leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight B have ownership interests of 1.0%, 10.31%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The outstanding non-recourse debt balance at March 31, 2004 was $1,081,435.

     Information as to the unaudited results of its operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                          Three Months Ended  Three Months Ended
                                             March 31, 2004      March 31, 2003
                                             --------------      --------------

Net (loss) income                           $      (301,068)    $        256,681
                                            ===============     ================

Partnership's share of net (loss) income    $        (3,010)    $          2,567
                                            ===============     ================

Distributions                               $     2,900,000     $        268,045
                                            ===============     ================

Partnership's share of distributions        $        29,000     $          2,680
                                            ===============     ================

     ICON Aircraft 46837, LLC
     -------------------------

     During March 2004, the Partnership and an affiliate, ICON Income Fund Ten LLC ("Fund Ten") formed ICON Aircraft 46837, LLC ("ICON Aircraft 46837") for the purpose of acquiring and managing a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express through March 2007. The purchase price of the aircraft totaled $21,250,753, which was funded with cash of $3,566,226, the assumption of other liabilities of $12,500, and non-recourse debt with an unaffiliated third party lenders of $17,672,027. The debt has an interest rate of 4% and matures in March 2007. The lenders have a security interest in the aircraft and have been assigned the rental payments under the lease. Legal fees of $36,050 were also paid and capitalized as part of the cost of the aircraft. The Partnership and Fund Ten have ownership interest of 28.6% and 71.4%, respectively.

     The Partnership also invested an additional $10,000 for an option to acquire from Fund Ten 61.4% of its share in ICON Aircraft 46837. If the Partnership exercises this option, the Partnership will have acquired a 90% interest in ICON Aircraft 46837. The exercise price of the option is $2,130,604 and expires on September 30, 2009.

     The Partnership paid a total of $573,770 in acquisition fees to the General Partner relating to this transaction which includes a fee of $409,672 on the option which was charged in accordance with the partnership agreement.

4.   Equipment sales

     The Partnership sold its remaining interest in equipment that was on lease to Rental Service Inc. The leases with Rental Services, Inc. expired in the quarter, at which time the Partnership had residual interest in the equipment of $1,170,400 on an equity investment of $573,694. The lessee purchased the equipment for $1,166,979 resulting in a book loss of $3,421.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the Partnership's annual report on Form 10-K.
Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Accounting Policy - Investment in Option - The Partnership carries its investment in an option to acquire additional ownership interest in a joint venture at cost, which is equal to or less than market value, subject to the Partnership's policy relating to impairments. Gain or loss will be recognized upon the sale or disposition of the investment.

Results of Operations for the Quarter Ended March 31, 2004 and 2003

     Revenues for the quarter ending March 31, 2004 ("2004 Quarter") were $1,018,356, representing a decrease of $1,682,767 from the quarter ending March 31, 2003 ("2003 Quarter"). Revenues decreased primarily from decreases in rental income of $1,214,463, gain on sale of equipment of $395,041, finance income of $89,761, and income from investment in unconsolidated joint ventures of $31,302.

     Rental income decreased primarily from the termination of the leases with Boeing Connexion and Sky Airlines in the third quarter 2003, due to the equipment being turned over to the lender of the non-recourse debt that was associated with the equipment. The Partnership did not realize a gain from sale of equipment in comparison to the 2003 Quarter, as the booked residual value of the equipment sold in 2004 was much greater than that sold in 2003. Finance income reduced due to the maturing of leases. The Partnership experienced a loss from its investment in unconsolidated joint ventures due primarily to its investment in ICON Aircraft 24846, which returned a net loss of $19,179. These decreases were partially offset by gain from investment in unguaranteed residual values of $37,065. The Partnership in the corresponding quarter of 2003, was recovering its cost of investment in unguaranteed residual values, therefore no gain or loss was recognized.

     Expenses for the 2004 Quarter were $1,404,838, representing a decrease of $1,826,861 from the 2003 Quarter. Expenses decreased primarily from decreases in interest expense of $768,740, depreciation of $692,662, general and administrative expense of $198,899, management fees - General Partner of $112,199, and administrative expense reimbursement - General Partner of $56,022. Interest expense decreased primarily from the relinquishment of the non-recourse debt associated with the Boeing Connexion and Sky Airlines transactions in the third quarter 2003. Depreciation expense also reduced primarily from the termination of leases with Boeing Connexion and Sky Airlines. General and administrative expense and management fees - General Partner reduced due to the reduction in the level of activities of the Partnership's operation.

     Net loss for the quarter 2004 and 2003 was $386,482 and $530,576, respectively. The net loss per weighted average limited partnership unit was $0.52 and $0.71 for the 2004 Quarter and 2003 Quarter, respectively. The net loss was stable due to compensating factors. Reduction in revenue was off-set with reduction in expenses. Primarily, rental income reduction is associated with reduction in operating leases, which also resulted in less depreciation expense.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity in the 2004 Quarter were proceeds from a recourse note payable of $1,240,000, proceeds from sales of equipment of $1,154,187, proceeds from sale of investment of unguaranteed residual values of $37,065, and distributions received from unconsolidated joint ventures of $327,940 offset by cash used in operating activities of $530,350, distributions to partners aggregated $957,048, and the Partnership invested $1,000,000 in a joint venture and an option. As a result of this activity, the Partnership's liquidity increased over the corresponding quarter March 31, 2003, as cash used in operating and financing activities reduced by $883,796 and $930,570, respectively.

     The Partnership's investment in a joint venture, with an option agreement attached, was made in order to progressively fulfill the Partnership's objective of investing a minimum percentage of capital contribution as outlined in the Partnership's prospectus.

     The Partnership refinanced a non-recourse debt associated with the equipment on lease to Portland General Electric on May 6, 2004. The amount that was outstanding at the time of refinancing was $3,573,324. The Partnership received $7,618,918 from this refinancing, which it intends to utilize in repaying its recourse debt of $5,424,547 and retain the remainder for operational expenses. The interest rate is 3.65% and the secured debt is schedule to mature January 23, 2010. The Partnership will be repaying this debt with future rental payments from Portland General Electric.

     From time to time the Partnership will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the Partnership's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft: The Partnership is the lessor of two (2) Boeing 737 aircraft. The value of the aircraft is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS.

     In May 2002, the Partnership entered into a $17,500,000 joint and several line of credit agreement shared with L.P. Seven and Fund Eight A (the "Initial Funds"), with Comerica Bank as lender. Under the terms of the agreement, the Partnership may borrow at a rate equal to the Comerica Bank base rate plus 1% (together, 5.00% at March 31, 2004) and all borrowings are to be jointly and severally collateralized by the present values of rents receivable and equipment owned by all of the Initial Funds sharing in the joint line of credit. On December 12, 2002, the agreement was amended to admit Fund Nine, collectively along with the Initial Funds (the "Funds"), as a borrower sharing the $17,500,000 joint line of credit agreement.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     The Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. The line of credit was extended to expire December 31, 2004. As of March 31, 2004, there were borrowings of $5,424,547 by the Partnership under the line of credit. Aggregate borrowing by all Funds under the line of credit agreement aggregated $14,039,986 on March 31, 2004.

     Cash distributions to limited partners for the 2004 Quarter and the 2003 Quarter, which were paid monthly, totaled $946,980 and $1,996,320, respectively.

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties, which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investors.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     Additionally, the Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's aggregate borrowings under the floating rate line of credit as of March 31, 2004 was $5,424,547 as compared to $4,184,547 at December 31, 2003. The Partnership believes the risk associated with rising interest rates under this line is not significant.

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

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

PART II - OTHER INFORMATION
---------------------------

Item 1- Legal Proceedings
-------------------------

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b) Reports on Form 8K

     None

(c) Exhibits

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

                                 March 31, 2004



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ICON Income Fund Eight A L.P.
                        File No. 333-54011 (Registrant)
                        By its General Partner,
                        ICON Capital Corp.




      May 17, 2004      /s/ Thomas W. Martin
--------------------    ------------------------------------------
          Date          Thomas W. Martin
                        Executive Vice President
                        (Principal Financial and Accounting Officer
                        of the General Partner of the Registrant)

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  May 17, 2004




/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                 March 31, 2004


EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  May 17, 2004




/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.