Form 10-Q
period 2004-06-30
ICON INCOME FUND EIGHT /DE
filed 2004-08-16
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 2004
                              --------------------------------------------------

     [x ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________________________ to __________________

Commission File Number                               333-54011

                      ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             13-4006824
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)


   100 Fifth Avenue, New York, New York                        10011-1505
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

                      Condensed Consolidated Balance Sheets




                                                         (unaudited)
                                                          June 30,        December 31,
                                                            2004              2003
                                                            ----              ----

         Assets
         ------

Cash and cash equivalents                           $         675,710  $         52,101
                                                    -----------------  ----------------

Investment in finance leases
   Minimum rents receivable                                 6,314,879        10,827,643
   Estimated unguaranteed residual values                  25,070,359        26,686,729
   Initial direct costs, net                                  167,577           248,472
   Unearned income                                         (2,483,632)       (3,697,612)
   Allowance for doubtful accounts                           (228,721)         (228,721)
                                                    -----------------   ---------------
                                                           28,840,462        33,836,511
                                                    -----------------   ---------------

Investment in operating leases
   Equipment, at cost                                      10,765,766        10,765,766
   Accumulated depreciation                                (2,708,033)       (2,202,024)
                                                    -----------------   ---------------
                                                            8,057,733         8,563,742
                                                    -----------------   ---------------

Equipment held for lease or sale, net                       2,218,890         2,505,332

Investments in unguaranteed residual values                 1,997,000         1,997,000

Investment in option                                          419,672            -

Investments in unconsolidated joint ventures                1,342,644           693,023

Due from affiliates, net                                      195,529           295,386

Other assets, net                                             351,032           130,257
                                                    -----------------  ----------------

Total assets                                        $      44,098,672  $     48,073,352
                                                    =================  ================


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued





                                                                  (unaudited)
                                                                    June 30,        December 31,
                                                                      2004              2003
                                                                      ----              ----

         Liabilities and Partners' Equity

Notes payable - non-recourse                                  $      21,891,923  $     19,174,180
Note payable - recourse                                                    -            4,184,547
Security deposits and other                                             543,039           731,628
Due to affiliates, net                                                  374,317           236,822
Minority interest in consolidated joint venture                         148,678           141,232
                                                              -----------------  ----------------

   Total liabilities                                                 22,957,957        24,468,409
                                                              -----------------  ----------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                     (438,312)         (414,398)
   Limited Partners (739,781.242 and 742,308.870 units
     outstanding, $100 per unit original issue price)                21,579,027        24,019,341
                                                              -----------------  ----------------

   Total partners' equity                                            21,140,715        23,604,943
                                                              -----------------  ----------------

Total liabilities and partners' equity                        $      44,098,672  $     48,073,352
                                                              =================  ================














See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)




                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2004         2003           2004            2003
                                                            ----         ----           ----            ----

   Rental income                                     $     360,000   $   1,574,463  $     720,000  $   3,148,926
   Finance income                                          579,858         736,567      1,213,980      1,460,450
   Net (loss) gain on sales of equipment                        -                -         (3,421)       391,620
   Gain from investment in
     unguaranteed residual values                           45,259         226,158         82,324        226,158
   Net loss from investment in
     unconsolidated joint ventures                         (77,111)        (14,211)       (97,266)        (3,064)
   Interest income and other                                 2,074               -         12,819             10
                                                     -------------   -------------   ------------   ------------

   Total revenues                                          910,080       2,522,977      1,928,436      5,224,100
                                                     -------------   -------------   ------------   -------------

Expenses
   Provision for loss contingency                              -         7,086,338              -      7,086,338
   Interest                                                419,575       1,071,493        818,315      2,238,973
   Depreciation                                            253,004       1,169,037        752,331      2,361,026
   Management fees - General Partner                        25,309         177,591        315,592        580,073
   Administrative expense reimbursements -
    General Partner                                         28,005          71,036        129,976        229,029
   Amortization of initial direct costs                     51,443          59,914         94,572        101,613
   General and administrative expense                      121,898         121,096        189,494        387,591
   Minority interest in consolidated
      joint venture                                          3,654           3,490          7,446          7,051
                                                     -------------   -------------  -------------  -------------

   Total expenses                                          902,888       9,759,995      2,307,726     12,991,694
                                                     -------------   -------------  -------------  -------------

Net income (loss)                                    $       7,192   $  (7,237,018) $    (379,290) $  (7,767,594)
                                                     =============   =============  =============  =============

Net income (loss) allocable to:
   Limited Partners                                  $       7,120   $  (7,164,648) $    (375,497) $  (7,689,918)
   General Partner                                              72         (72,370)        (3,793)       (77,676)
                                                     -------------   -------------  -------------- -------------

                                                     $       7,192   $  (7,237,018) $    (379,290) $  (7,767,594)
                                                     =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                           739,900         742,846        740,367        742,920
                                                     =============   =============  =============  =============

Net income (loss) per weighted average
   limited partnership unit                          $         .01    $      (9.64)  $       (.51)  $     (10.35)
                                                     =============   =============   =============  =============




See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)





                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                      (Per weighted average unit)

Balance at
   January 1, 2004                                                 $    24,019,341  $   (414,398) $   23,604,943

Cash distributions to partners        $  2.63       $     -             (1,942,451)      (20,121)     (1,962,572)

Limited partnership units
  redeemed (2,527.628 units)                                              (122,366)           -         (122,366)

Net loss                                                                  (375,497)       (3,793)       (379,290)
                                                                    --------------  ------------  ---------------

Balance at
   June 30, 2004                                                   $    21,579,027  $   (438,312) $   21,140,715
                                                                   ===============  ============  ==============
















See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)





                                                                                    2004                2003
                                                                                    ----                ----
   Net loss                                                                  $       (379,290)   $    (7,767,594)
   Adjustments to reconcile net loss to
                                                                              ----------------   ----------------
     net cash used in operating activities:
     Rental income paid directly to lender by lessee                                 (720,000)        (3,004,043)
     Finance income portion of receivables paid directly
       to lenders by lessees                                                       (1,025,131)        (1,269,808)
     Provision for loss contingency                                                      -             7,086,338
     Depreciation                                                                     752,331          2,361,026
     Interest expense on non-recourse financing paid
       directly to lenders by lessees                                                 678,092          1,879,141
     Amortization of initial direct costs                                              94,572            101,613
     Minority interest in consolidated joint venture                                    7,446              7,051
     Net loss from investments in unconsolidated joint venture                         97,266              3,064
     Net loss (gain) on sales of equipment                                              3,421           (391,620)
     Gain from investment in unguaranteed residual values                             (82,324)          (226,158)
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables                             175,786            245,894
       Due to/from affiliates, net                                                    244,265             33,851
       Other assets, net                                                             (275,692)           317,595
       Security deposits and other                                                   (163,749)        (1,065,612)
                                                                               --------------      -------------

         Total adjustments                                                           (213,717)         6,078,332
                                                                               --------------      -------------

       Net cash used in operating activities                                         (593,007)        (1,689,262)
                                                                               --------------      -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                 1,194,307            807,620
   Proceeds from investment in unguaranteed residual values                            82,324          1,327,242
   Distribution received from unconsolidated joint ventures                           341,690            323,151
   Investment in option                                                              (419,672)              -
   Investment in joint venture                                                     (1,027,199)              -
                                                                               --------------       ------------

       Net cash provided by investing activities                                      171,450          2,458,013
                                                                               --------------       -------------







                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                        For the Six Months Ended June 30,

                                   (unaudited)





                                                                     2004                2003
                                                                     ----                -----
Cash flows from financing activities:
   Proceeds from note payable - non-recourse                        11,193,368          3,684,718
   Proceeds from note payable - recourse                             1,390,000          2,025,000
   Repayments of note payable - recourse                            (5,574,547)        (2,246,324)
   Repayments of notes payable - non-recourse                       (3,878,717)          (353,039)
   Cash distributions to partners                                   (1,962,572)        (4,080,601)
   Redemption of limited partnership units                            (122,366)           (14,882)
                                                              ----------------    ---------------

       Net cash provided by (used in) financing activities           1,045,166           (985,128)
                                                              ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                   623,609           (216,377)

Cash and cash equivalents at beginning of period                        52,101            819,928
                                                              ----------------    ---------------

Cash and cash equivalents at end of period                    $        675,710    $       603,551
                                                              ----------------    ---------------

















                                                       (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------


     For the six months ended June 30, 2004 and 2003, non-cash activities included the following:




                                                               2004                2003
                                                               ----                ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees                   $      4,555,000    $     5,153,803

Rental income paid directly to lenders by lessees                 720,000          3,004,043

Principal and interest on non-recourse financing paid
   directly to lenders by lessees                              (5,275,000)        (8,157,846)
                                                         ----------------    ---------------

                                                         $          -        $          -
                                                         ================    ===============


Interest paid directly to lenders by lessees             $        678,092    $     1,879,141

Other interest paid                                               140,223            359,832
                                                         ----------------    ---------------

Total interest expense                                   $        818,315    $     2,238,973
                                                         ================    ===============

















See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (unaudited)

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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2004 and 2003, respectively, were as follows:

                                2004             2003
                                ----             ----

  Management fees          $    315,592   $     580,073  Charged to Operations
  Administrative expense
    reimbursements              129,976         229,029  Charged to Operations
                           ------------   -------------

  Total                    $    445,568   $     809,102
                           ============   =============


     For the six months ended June 30, 2004, the Partnership had a net receivable of $195,529 due from affiliates, primarily resulting from its share of distributions and rental payments received by affiliates on behalf of the Partnership. The Partnership also had a net payable of $374,317 due to affiliates for rental payments received by the Partnership on behalf of such affiliates.

3.   Joint Ventures

     The Partnership and its affiliates formed five joint ventures discussed below for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment.

     Consolidated Venture

     The joint venture described below is majority owned and is consolidated with the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON/Boardman Facility LLC
     --------------------------

     In December 1998, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a lease of a coal handling facility with Portland General Electric, a utility company. The purchase price totaled $27,421,810 and was funded with cash and non-recourse debt. The Partnership's financial statements include 100% of the assets and liabilities and 100% of the revenues and expenses of ICON BF. L.P. Six's (0.5025%) and L.P. Seven's (0.5025%) interests in ICON BF have been reflected as minority interests in joint ventures on the condensed consolidated balance sheets and minority interest expense on the condensed consolidated statements of operations. The outstanding balance of the non-recourse debt secured by this equipment at June 30, 2004, was $11,255,873. The non-recourse debt associated with this equipment was refinanced on May 6, 2004 at an interest rate of 3.65% maturing on January 23, 2010. The lender is assigned the rental payments.

     The Partnership is currently in negotiations with Portland General Electric about PGE possibly purchasing the coal handling facility from the Partnership, either at the end of the current lease term, or at the end of the extension term in January 2010.

Unconsolidated Joint Ventures

     The four joint ventures described below are less than 50% owned and are accounted for following the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint venture.

     ICON/AIC Trust
     --------------

     In 1999, ICON/AIC Trust ("AIC Trust") was formed to own and manage a portfolio of leases in England. The Partnership, L.P. Six and L.P. Seven own 43.73%, 25.51% and 30.76% interests in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange, for a note receivable of (Pound)2,575,000 ($3,744,822 based upon the exchange rate at December 31, 2001) which was payable in six installments through June 2004. As of June 30, 2004, the remaining amount due was (Pound)375,000 ($679,718 converted at the exchange rate at June 30, 2004), as AIC Trust collected (Pound)375,000 in the first quarter. In July 2004, the final installment on the note was collected.

     Information as to the unaudited results of operations of AIC Trust for the six months ended June 30, 2004 and 2003 and is summarized below:




                                     For the Six Months    For the Six Months
                                     Ended June 30, 2004   Ended June 30, 2003
                                     -------------------   -------------------

Net income                             $         7,700      $         21,313
                                       ===============      ================

Partnership's share of net income      $         3,367      $          9,320
                                       ===============      ================

Distributions                          $       683,603      $        722,005
                                       ===============      ================

Partnership's share of distributions   $       298,940      $        315,733
                                       ===============      ================

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Aircraft 24846 LLC
     -----------------------

     During 2000, the Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300 ER aircraft on lease at that time to Scandinavian Airline Systems ("SAS"). The purchase price of $44,515,416 was funded with cash of $2,241,371 and the assumption of non-recourse debt in the amount of $42,274,045. The lenders have a security interest in the aircraft. The lease with SAS expired in March 2003, at which time the outstanding balance of the non-recourse debt secured by this asset was approximately $34,500,000. The Partnership has been making contributions toward interest only payments on the outstanding non-recourse debt during the remarketing of the aircraft by the General Partner. The Partnership, L.P. Seven and Fund Eight B have ownership interests of 2.0%, 2.0% and 96.0%, respectively, in ICON Aircraft 24846.

     The General Partner had determined that it was in its best interest to sell the Boeing 767-300ER aircraft, manufacturer's serial number 24846, to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors:

1) The aircraft's current fair market value was between $24,000,000 and $27,000,000, and the balance of the outstanding debt was $34,500,000.

2) Any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines.

3) If the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of $100,000/month until the aircraft was placed with a new lessee.

     The sale of the aircraft took place on July 29, 2004. ICON Aircraft 24846 realized a loss of $601,788 and recorded an impairment in the second quarter.

     Information as to the unaudited results of operation of ICON Aircraft 24846 for the six months ended June 30, 2004 and 2003 is summarized below:





                          For the Six Months        For the Six Months
                          Ended June 30, 2004       Ended June 30, 2003
                          -------------------       -------------------

Net loss                  $     (2,515,567)          $      (685,814)
                          ================           ===============

Partnership's share of
  net loss                $        (50,311)          $       (13,716)
                          ================           ===============

Contributions             $        577,021           $          -
                          ================           ===============

Partnership's share of
  contributions           $         11,540           $          -
                          ================           ===============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     ICON Cheyenne LLC
     -----------------

     In December 2000, the Partnership and three affiliates, L.P. Six, L.P. Seven and Fund Eight B, formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring a portfolio of leases for an aggregate purchase price of $29,705,716. The purchase price consisted of cash of $11,401,151 and the assumption of non-recourse debt of $18,304,565. The non-recourse debt is structured so as to be amortized with rentals due under the leases. The leases expire on various dates through September 2006. The Partnership, L.P. Seven, L.P. Six and Fund Eight B have ownership interests of 1.0%, 10.31%, 1.0% and 87.69%, respectively, in ICON Cheyenne. The outstanding non-recourse debt balance at June 30, 2004, was $727,584.

     Information as to the unaudited results of operation of ICON Cheyenne for the six months ended June 30, 2004 and 2003 is summarized below:



                                          For the Six Months   For the Six Months
                                          Ended June 30, 2004  Ended June 30, 2003
                                          -------------------  -------------------

Net (loss) income                          $       (371,961)     $       132,537
                                           ================      ===============

Partnership's share of net (loss) income   $         (3,720)     $         1,332
                                           ================      ===============

Distributions                              $      4,275,001      $       741,759
                                           ================      ===============

Partnership's share of distributions       $         42,750      $         7,418
                                           ================      ===============



     ICON Aircraft 46837, LLC
     ------------------------

     During March 2004, the Partnership and an affiliate, ICON Income Fund Ten LLC ("Fund Ten"), formed ICON Aircraft 46837, LLC ("ICON Aircraft 46837") for the purpose of acquiring and managing a McDonnell Douglas DC-10-30F aircraft on lease with Federal Express Corporation through March 2007. The purchase price of the aircraft totaled $21,489,374, which was funded with cash of $3,566,226, the assumption of other liabilities of $12,500, and non-recourse debt of $17,672,027. The debt has an interest rate of 4% and matures in March 2007. The lenders have a security interest in the aircraft and have been assigned the rental payments under the lease. Legal fees of $36,050 were also paid and capitalized as part of the cost of the aircraft. Subsequent to closing, an additional $202,571 in bank fees and legal expenses were paid and capitalized as part of the cost of the aircraft.

     The Partnership  and Fund Ten have ownership  interests of 28.6% and 71.4%,
respectively,   in  ICON  Aircraft  46837.   The  outstanding   balance  of  the
non-recourse debt secured by this aircraft was $15,216,101 at June 30, 2004.

     The Partnership also paid Fund Ten $10,000 for an option to acquire from Fund Ten 61.4% of its share in ICON Aircraft 46837. If the Partnership exercises this option, the Partnership will own a 90% interest in ICON Aircraft 46837. The exercise price of the option is $2,130,604 and expires on September 30, 2004.

     The Partnership paid a total of $573,770 in acquisition fees to the General Partner relating to this transaction which includes a fee of $409,672 related to the option which was charged in accordance with the partnership agreement.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Information as to the unaudited results of operation of ICON Aircraft 46837 for the six months ended June 30, 2004 is summarized below:

                                                       For the Six Months
                                                       Ended June 30, 2004
                                                       -------------------

         Net loss                                        $      (162,948)
                                                         ===============

         Partnership's share of net loss                 $       (46,602)
                                                         ===============

         Contributions                                   $     3,722,347
                                                         ===============

         Partnership's share of contributions            $     1,066,110
                                                         ===============

4.   Equipment sales

     The Partnership sold its remaining interest in equipment that was on lease to Rental Service Inc. during the first quarter of 2004. The leases with Rental Services, Inc. expired in the first quarter, at which time the Partnership had residual interests in the equipment of $1,170,400 on an equity investment of $573,694. The lessee purchased the equipment for $1,166,979 resulting in a net loss of $3,421.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. The Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and the Partnership's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; changes in capital spending by lessees; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. The Partnership's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the Partnership's control, including, without limitation:

o changes in our industry, interest rates or the general economy;

o the degree and nature of our competition;

o availability of qualified personnel;

o the financial condition of lessees;

o cash flows from operating activities may be less than the Partnership's current level of expenses;

o the financial condition of lessees; and

o lessee defaults.

a.   Overview

     The Partnership is an equipment leasing business formed on February 7, 2000 and began active operations on June 14, 2000. The Partnership primarily engages in the business of acquiring equipment subject to leases. After the net offering proceeds were invested, additional investments will be made with the cash generated from the Partnership's initial investments to the extent that cash is not needed for Partnership expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We are currently operating in our "reinvestment period". After the "reinvestment period", the Partnership will then sell its assets in the ordinary course of business during a time frame called the "liquidation period". If we believe it would benefit investors to reinvest the Partnership's cash flow in equipment during the liquidation period, the Partnership may do so, but we will not receive any additional fees in connection with any such reinvestments.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     The Partnership's current equipment portfolio, which is held directly by the Partnership or through joint venture investments with affiliates, consists substantially of:

o One (1) tugboat ("M/V MICHIGAN") bearing official number 650770 and one (1) oil barge ("GREAT LAKES") bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco Plc. The purchase price was $12,922,568, of which the cash contribution of the Partnership was $5,628,144. The lease is scheduled to expire on January 1, 2008.

o A 98.995% interest in equipment used in a coal handling facility on lease to Portland General Electric. The purchase price of the equipment was $27,421,810, of which the equity contribution was $15,193,097, and assumed non-recourse debt was $12,228,713. The lease has been extended and is currently scheduled to expire on January 23, 2010, at which time the lessee has the option to renew for another 15 years. The Partnership is currently in negotiations with Portland General Electric about PGE possibly purchasing the coal handling facility from the Partnership, either at the end of the current lease term, or at the end of the extension term in January 2010.

o A 28.6% interest in a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation with an expiration of March 2007. The purchase price of the aircraft was $3,566,226 in cash and $17,672,027 in non-recourse debt.

o Tekion Modular Furniture on lease to E*Trade Group, Inc. The purchase price consisted of an equity contribution of $117,001 in cash and assumption of $1,147,125 in non-recourse debt. The base term of the lease is scheduled to expire on May 31, 2005.

o Boeing 737-200 aircraft on lease to America West Corporation. The total aggregate purchase price was $6,569,234 consisting of $1,534,547 in cash and the assumption of non-recourse debt in the amount of $5,034,687. The lease is scheduled to expire on December 31, 2005.

o Boeing model 737-200 aircraft on lease to America West Corporation. The total aggregate purchase price was $6,650,000 consisting of a cash contribution of $1,615,313 and the assumption of non-recourse debt in the amount of $5,034,687. The lease is scheduled to expire on January 14, 2006.

o Various furniture, computers and telephone systems on lease to Regus Business Centre Corp. The aggregate purchase price of the equipment was $4,861,629. The original term of the lease was for 48 months and was scheduled to expire on November 10, 2003. This lease was renewed with the renewal period extending the lease termination date to February 28, 2007.

o Various aircraft rotables that were originally on lease to Sabena Belgian World Airways. The aggregate purchase price of the parts was $2,978,345. The equipment is currently off lease and being remarketed. Various aircraft rotables that were originally on lease to Sabena Oman. The aggregate purchase price of the parts was $1,961,000. The equipment is currently off lease and being remarketed.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

o

o A 50 % portion of the residual value and the right to acquire the balance of an offshore drilling rig, the Cecil Provine. The Partnership purchased the option for $1,997,000 in cash. The Cecil Provine is on a bareboat charter to Rowan Companies, Inc. through December 2008.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in the Partnership's portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period).

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently experiencing a recession, and this has resulted in depressed sales prices for assets such as the Partnership's aircraft on lease to America West and the aircraft rotables which are currently being remarketed. A further weakening of the industry could cause the proceeds realized from the sale of these assets to be even less than suggested by recent appraisals.

     Inability to Remarket Assets.

     If current equipment lessees choose not to renew their leases or purchase the equipment at lease expiry, the Partnership will need to remarket the equipment, which could be difficult. There is no assurance that the Partnership will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the carrying value.

b.   Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

     Revenues for the three months ended June 30, 2004 (the "2004 Quarter") were $910,080, representing a decrease of $1,612,897. This decrease in revenues resulted primarily from a decrease in rental income of $1,214,463, a decrease in finance income of $156,709, a decrease in gain from investment in unguaranteed residuals of $180,899 and an increase in loss from investment in unconsolidated joint venture of $62,900.

     Rental income decreased primarily from the termination of the leases with Boeing Connexion and Sky Airlines as the equipment was returned to the lenders of the non-recourse debt associated with the equipment subsequent to June 30, 2003, (the "2003 Quarter"). Finance income reduced due to the maturing of leases. The Partnership's loss from its investment in unconsolidated joint ventures was due primarily to losses for the quarter from ICON Aircraft 24846 LLC, ("ICON Aircraft 24846") of $31,133 and ICON Aircraft 46837 LLC ("ICON Aircraft 46837") of $46,602, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Expenses

     Expenses for the 2004 Quarter were $902,888 representing a decrease of $8,857,107 from the 2003 Quarter. This decrease in expenses resulted primarily from a decrease in provision for loss contingency of $7,086,338, a decreases in interest expense of $651,918, a decrease in depreciation expense of $916,033, a decrease in management fees - General Partner $152,282, a decrease in administrative expense reimbursement - General Partner of $43,031. Interest expense decreased primarily from the relinquishment of the non-recourse debt associated with the Boeing Connexion and Sky Airlines transactions in the third quarter 2003. Depreciation expense also reduced primarily from the termination of leases with Boeing Connexion and Sky Airlines. General and administrative expense and management fees - General Partner reduced due to the reduction in the level of activities of the Partnership's operation.

     Net Income/Loss of the Partnership

     As a result of the foregoing factors, net income (loss) for the 2004 Quarter and 2003 Quarter was $7,192 and $(7,237,018), respectively. The net income (loss) per weighted average limited partnership unit was $.01 and $(9.64) for the 2004 Quarter and 2003 Quarter, respectively.

c.   Results of Operations for the Six Months Ended June 30, 2004 and 2003

     Revenues

     Revenues for the six months ended June 30, 2004 (the "2004 Period") were $1,928,436, representing a decrease of $3,295,664 from the six months ended June 30, 2003 (the "2003 Period"). This decrease in revenue resulted primarily from a decrease in rental income of $2,428,926, decrease in finance income of $246,470, decrease in gain from investment in unguaranteed residuals of $143,834, decrease in gain on sale of equipment of $395,041, and an increase in loss from investment in unconsolidated joint venture of $94,202.

     Rental income decreased primarily form the termination of leases with Boeing Connexion and Sky Airlines in the third quarter 2003, due to the equipment being turned over to the lender of the non-recourse debt that was associated with the equipment. The Partnership did not realize a gain from sale of equipment in comparison to the 2003 Quarter, as the booked residual value of the equipment sold in 2004 was much greater than that sold in 2003. Finance income reduced due to the maturing of leases. The Partnership experienced a loss from its investment in unconsolidated joint ventures due primarily to its investment in ICON Aircraft 24846 and ICON Aircraft 46837 which both returned a net loss of $50,311 and $46,602, respectively.

     Expenses

     Expenses for the 2004 Period were $2,307,726 representing a decrease of $10,683,968 compared to the 2003 Period. This decrease in expenses resulted primarily from a decrease in the provision for loss contingency of $7,086,338 in interest expense of $1,420,658, decrease in depreciation expense of $1,608,695, decrease in management fees - General Partner of $264,481, decrease in administrative expense reimbursement - General Partner of $99,053, and an overall decrease in general and administrative expenses of $198,097. Interest expense decreased primarily from the relinquishment of the non-recourse debt associated with the Boeing Connexion and Sky Airlines transactions. Depreciation expense also reduced primarily from the termination of leases with Boeing Connexion and Sky Airlines. General and administrative expense and management fees - General Partner reduced due to the reduction in the level of activities of the Partnership's operation.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $(379,290) and $(7,767,594), respectively. The net loss per weighted average limited partnership unit was $.51 and $10.35 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     The  Partnership  has  sufficient   funds  necessary  to  maintain  current
operations and to continue to invest in business essential assets subject to lease.

Sources of Cash

     The Partnership's primary sources of liquidity in the 2004 Period were proceeds from financing activities whereby the Partnership received net proceeds of $7,314,461 from the refinancing of Portland General Electric (PGE) non-recourse debt, proceeds from sales of equipment of $1,194,307, proceeds from sale of investment of unguaranteed residual values of $82,324, and distributions received from unconsolidated joint ventures of $341,690 offset by cash used in operating activities of $593,007, distributions to partners aggregating $1,962,572. As a result of this activity, the Partnership's liquidity increased over the 2003 Period, as cash used in operating and financing activities reduced by $1,096,255 and $2,030,293, respectively.

Financings and Recourse Borrowings

     The Partnership paid its outstanding balance of recourse debt of $5,574,547 to Comerica Bank from proceeds received from the refinancing of the PGE non-recourse debt.

     The Partnership, along with certain of its affiliates -- ICON Cash Flow Partners L.P. Seven, ICON Income Fund Eight B and ICON Income Fund Nine LLC -- are parties to a Loan and Security Agreement dated May 30, 2002, as amended (the "Loan Agreement") between themselves and Comerica Bank (the "Bank"). Certain financial covenants under the Loan Agreement were violated during 2003 and were subsequently cured. The Bank has waived any defaults that might have resulted there from.

     The line of credit was extended to expire December 31, 2004. As of June 30, 2004, the LLC had no outstanding balance under the line. Aggregate borrowings by all funds under the line of credit agreement aggregated $8,615,439 on June 30, 2004.

Distributions

     The Partnership made cash distributions to limited partners of $1,962,572 during the six months ended June 30, 2004. Such distributions are reflected as a return of capital, as the Partnership recorded a loss for the six months.

Uncertainties

     As of June 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations or borrowings, the Partnership will continue to invest in transactions, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

e.   Inflation and Interest Rates

     The potential effects of inflation on the Partnership are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect the Partnership in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as the Partnership does not currently have or expect to have rent escalation clauses tied to inflation in its leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from the Partnership's leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that the Partnership can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

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

     Additionally, the Partnership borrows funds under a floating rate line of credit and is therefore exposed to interest rate risk until the floating rate line of credit is repaid. The Partnership's aggregate borrowings under the floating rate line of credit as of June 30, 2004 were $0 as compared to $4,184,547 at December 31, 2003. The Partnership believes the risk associated with rising interest rates under this line is not significant.

     The Partnership attempts to manage its exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.    Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

PART II - OTHER INFORMATION
----------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

32.1 Certification of Chairman and Chief Executive Officer

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

(b)  Reports on Form 8-K - None

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ICON Income Fund Eight A L.P.
                                 By its General Partner,
                                 ICON Capital Corp.




      August 16, 2004            /s/ Thomas W. Martin
-------------------------        -------------------------------
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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

Exhibit 32.2

Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Exhibit 32.1

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated:  August 16, 2004



            /s/ Beaufort J.B. Clarke
            ------------------------------------------------------
            Beaufort J.B. Clarke
            Chairman and Chief Executive Officer
            ICON Capital Corp.
            sole General Partner of ICON Income Fund Eight A L.P.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Exhibit 32.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated: August 16, 2004



                 /s/ Thomas W. Martin
                 -------------------------------------------------------
                 Thomas W. Martin
                 Executive Vice President (Principal
                 Financial and Accounting Officer)
                 ICON Capital Corp.
                 sole General Partner of ICON Income Fund Eight A L.P.