Form 10-Q/A
period 2004-06-30
ICON INCOME FUND EIGHT /DE
filed 2004-11-12
CIK 1061134

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

     [x ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________________ to _________________________

Commission File Number                 333-54011

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            13-4006824
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)


   100 Fifth Avenue, New York, New York                    10011-1505
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

     We are filing this Quarterly Report on Form 10-Q/A for the six months ended June 30, 2004 in order to record additional rental income from our joint venture, ICON Aircraft 46837 LLC ("ICON Aircraft 46837"). While preparing for the filing of Form 10-Q for the nine months ended September 30, 2004, we determined that the rental income calculation made during the prior quarter for ICON Aircraft 46837 was in error. We calculate rental income using the straight line method over the life of the lease. The error created a longer lease life and therefore we recorded less rental income in the prior quarter than was actually earned. The consolidated financial statements for the three and six months ended June 30, 2004 include the correct amount of rental income. The table below indicates the impact of this adjustment:


                                       Three Months Ended             Six Months Ended
                                         June 30, 2004                  June 30, 2004
                                         -------------                  -------------

                                    As Reported     Restated        As Reported      Restated
                                    -----------     --------        -----------      --------

Total Revenues                    $    910,080    $   962,681    $  1,928,436   $  1,981,037
                                  ============    ===========    ============   ============

Net income (loss)                 $      7,192    $    59,793    $  ( 379,290)  $  ( 326,689)
                                  ============    ===========    ============   ============

Net income (loss) per weighted
 average additional member share  $        .01   $        .08   $        (.51)  $       (.44)
                                  ============   ============   ==============  ============


                                                                        At June 30, 2004
                                                                  As Reported     Restated
                                                                  -----------     ---------

Total assets                                                     $ 44,098,672   $ 44,151,273
                                                                 ============   ============

Total liabilities                                                $ 22,957,957   $ 22,957,957
                                                                 ============   ============

Total partners' equity                                           $ 21,140,715   $ 21,193,316
                                                                 ============   ============


     The additional rental income has been reflected in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 included in this Form 10Q/A. We have also revised our discussion in Part 1,
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the adjustment.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets




                                                     (unaudited)
                                                       June 30,    December 31,
                                                         2004         2003
                                                         ----         ----
                                                     (Restated)

         Assets

Cash and cash equivalents                          $     675,710  $     52,101
                                                   -------------  -------------

Investment in finance leases
   Minimum rents receivable                            6,314,879    10,827,643
   Estimated unguaranteed residual values             25,070,359    26,686,729
   Initial direct costs, net                             167,577       248,472
   Unearned income                                    (2,483,632)   (3,697,612)
   Allowance for doubtful accounts                      (228,721)     (228,721)
                                                    -------------  -----------
                                                      28,840,462    33,836,511
                                                    -------------  -----------

Investment in operating leases
   Equipment, at cost                                 10,765,766    10,765,766
   Accumulated depreciation                           (2,708,033)   (2,202,024)
                                                    ------------   -----------
                                                       8,057,733     8,563,742
                                                    ------------   -----------

Equipment held for lease or sale, net                  2,218,890     2,505,332

Investments in unguaranteed residual values            1,997,000     1,997,000

Investment in option                                     419,672         -

Investments in unconsolidated joint ventures           1,395,245       693,023

Due from affiliates, net                                 195,529       295,386

Other assets, net                                        351,032       130,257
                                                   -------------  ------------

Total assets                                       $  44,151,273  $ 48,073,352
                                                   =============  ============




                                                       (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued


                                                      (unaudited)
                                                       June 30,     December 31,
                                                         2004          2003
                                                         ----          ----
                                                      (Restated)


         Liabilities and Partners' Equity

Notes payable - non-recourse                          $21,891,923   $19,174,180
Note payable - recourse                                      -        4,184,547
Security deposits and other                               543,039      731,628
Due to affiliates, net                                    374,317      236,822
Minority interest in consolidated joint venture           148,678      141,232
                                                      -----------   ----------

   Total liabilities                                   22,957,957   24,468,409
                                                      -----------   ----------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                       (437,786)    (414,398)
   Limited Partners (739,781.242 and 742,308.870 units
     outstanding, $100 per unit original issue price)  21,631,102   24,019,341
                                                      -----------  -----------

   Total partners' equity                              21,193,316   23,604,943
                                                      -----------  -----------

Total liabilities and partners' equity                $44,151,273  $48,073,352
                                                      ===========  ===========












See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Restated Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2004         2003           2004            2003
                                                            ----         ----           ----            ----
Revenues
    Rental income                                    $     360,000   $   1,574,463  $     720,000  $   3,148,926
    Finance income                                         579,858         736,567      1,213,980      1,460,450
    Net (loss)gain on sales of equipment                      -                  -         (3,421)       391,620
    Gain from investment in
       unguaranteed residual values                         45,259         226,158         82,324        226,158
    Net loss from investment in
       unconsolidated joint ventures                       (24,510)        (14,211)       (44,665)        (3,064)
    Interest income and other                                2,074               -         12,819             10
                                                      ------------    ------------   ------------    ------------

   Total revenues                                          962,681       2,522,977      1,981,037      5,224,100
                                                       -----------    ------------   ------------    -----------

Expenses
   Provision for loss contingency                              -         7,086,338              -      7,086,338
   Interest                                                419,575       1,071,493        818,315      2,238,973
   Depreciation                                            253,004       1,169,037        752,331      2,361,026
  Management fees - General Partner                         25,309         177,591        315,592        580,073
  Administrative expense reimbursements -
    General Partner                                         28,005          71,036        129,976        229,029
   Amortization of initial direct costs                     51,443          59,914         94,572        101,613
   General and administrative expense                      121,898         121,096        189,494        387,591
   Minority interest in consolidated
      joint venture                                          3,654           3,490          7,446          7,051
                                                     -------------   -------------  -------------  -------------

   Total expenses                                          902,888       9,759,995      2,307,726     12,991,694
                                                     -------------   -------------  -------------  -------------

Net income (loss)                                    $      59,793   $  (7,237,018) $    (326,689) $  (7,767,594)
                                                     =============   =============  =============  =============

Net income (loss) allocable to:
   Limited Partners                                  $      59,195   $  (7,164,648) $    (323,422) $  (7,689,918)
   General Partner                                             598         (72,370)        (3,267)       (77,676)
                                                     -------------   -------------  -------------  -------------

                                                     $      59,793   $  (7,237,018) $    (326,689) $  (7,767,594)
                                                     =============   =============  =============  ==============

Weighted average number of limited
   partnership units outstanding                           739,900         742,846        740,367        742,920
                                                     =============   =============  =============  =============

Net income (loss) per weighted average
   limited partnership unit                          $        .08    $      (9.64)  $       (.44)  $    (10.35)
                                                     ============    ============   ============   ============




See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

    Restated Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)


                                   Limited Partner Distributions

                                      Return of    Investment           Limited        General
                                       Capital       Income            Partners        Partner          Total
                                       -------       ------            --------        -------          -----
                                    (Per weighted average unit)

Balance at
   January 1, 2004                                                 $    24,019,341  $   (414,398) $   23,604,943

Cash distributions to partners        $  2.63       $     -             (1,942,451)      (20,121)     (1,962,572)

Limited partnership units
  redeemed (2,527.628 units)                                              (122,366)           -         (122,366)

Net loss                                                                  (323,422)       (3,267)       (326,689)
                                                                   ---------------  ------------  --------------

Balance at
   June 30, 2004                                                   $    21,631,102  $   (437,786) $   21,193,316
                                                                   ===============  ============= ==============







See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                 Restated Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)



                                                                          2004                2003
                                                                          ----                ----

Cash flows from operating activities:
   Net loss                                                       $       (326,689)   $    (7,767,594)
                                                                  ----------------    ---------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Rental income paid directly to lender by lessee                      (720,000)        (3,004,043)
     Finance income portion of receivables paid directly
       to lenders by lessees                                            (1,025,131)        (1,269,808)
     Provision for loss contingency                                           -             7,086,338
     Depreciation                                                          752,331          2,361,026
     Interest expense on non-recourse financing paid
       directly to lenders by lessees                                      678,092          1,879,141
     Amortization of initial direct costs                                   94,572            101,613
     Minority interest in consolidated joint venture                         7,446              7,051
     Net loss from investments in unconsolidated joint venture              44,665              3,064
     Net loss (gain) on sales of equipment                                   3,421           (391,620)
     Gain from investment in unguaranteed residual values                  (82,324)          (226,158)
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables                  175,786            245,894
       Due to/from affiliates, net                                         244,265             33,851
       Other assets, net                                                  (275,692)           317,595
       Security deposits and other                                        (163,749)        (1,065,612)
                                                                  ----------------    ---------------

         Total adjustments                                                (266,318)         6,078,332
                                                                  ----------------    ---------------

       Net cash used in operating activities                              (593,007)        (1,689,262)
                                                                  ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                      1,194,307            807,620
   Proceeds from investment in unguaranteed residual values                 82,324          1,327,242
   Distribution received from unconsolidated joint ventures                341,690            323,151
   Investment in option                                                   (419,672)              -
   Investment in joint venture                                          (1,027,199)              -
                                                                  ----------------    ---------------

       Net cash provided by investing activities                           171,450          2,458,013
                                                                  ----------------    ---------------


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

           Restated Condensed Consolidated Statements of Cash Flows - Continued

                        For the Six Months Ended June 30,

                                   (unaudited)



                                                                 2004                2003
                                                                 ----                ----

Cash flows from financing activities:
   Proceeds from note payable - non-recourse                    11,193,368          3,684,718
   Proceeds from note payable - recourse                         1,390,000          2,025,000
   Repayments of note payable - recourse                        (5,574,547)        (2,246,324)
   Repayments of notes payable - non-recourse                   (3,878,717)          (353,039)
Cash distributions to partners                                  (1,962,572)        (4,080,601)
   Redemption of limited partnership units                        (122,366)           (14,882)
                                                          ----------------     --------------

       Net cash provided by (used in) financing activities       1,045,166           (985,128)
                                                          ----------------     ---------------

Net increase (decrease) in cash and cash equivalents               623,609           (216,377)

Cash and cash equivalents at beginning of period                    52,101            819,928
                                                          ----------------     --------------

Cash and cash equivalents at end of period                $        675,710     $      603,551
                                                          ================     ==============









                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

           Restated Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosure of Cash Flow Information
------------------------------------------------


     For the six months ended June 30, 2004 and 2003, non-cash activities included the following:



                                                            2004            2003
                                                            ----            ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                    $ 4,555,000    $ 5,153,803

Rental income paid directly to lenders by lessees             720,000      3,004,043

Principal and interest on non-recourse financing paid
   directly to lenders by lessees                          (5,275,000)    (8,157,846)
                                                          -----------    -----------

                                                          $     -        $      -
                                                          ===========    ===========


Interest paid directly to lenders by lessees              $   678,092    $ 1,879,141

Other interest paid                                           140,223        359,832
                                                          -----------    -----------

Total interest expense                                    $   818,315    $ 2,238,973
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

2.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2004 and 2003, respectively, were as follows:

                               2004              2003
                               ----              ----

 Management fees          $      315,592   $     580,073   Charged to Operations
 Administrative expense
   reimbursements                129,976         229,029   Charged to Operations
                          --------------   -------------

 Total                    $      445,568   $     809,102
                          ==============   ==============


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

     Information as to the unaudited results of operation of ICON Aircraft 24846 for the six months ended June 30, 2004 and 2003 is summarized below:

                            For the Six Months        For the Six Months
                            Ended June 30, 2004       Ended June 30, 2003
                            -------------------       -------------------

Net loss                    $     (2,515,567)          $      (685,814)
                            =================          ===============

Partnership's share of
  net loss                  $        (50,311)          $       (13,716)
                            ================           ===============

Contributions               $        577,021           $          -
                            ================           ===============

Partnership's share of
  contributions             $         11,540           $          -
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


     Information as to the unaudited results of operation of ICON Cheyenne for the six months ended June 30, 2004 and 2003 is summarized below:

                                        For the Six Months   For the Six Months
                                       Ended June 30, 2004   Ended June 30, 2003
                                       -------------------   -------------------

Net (loss) income                           $  (371,961)        $   132,537
                                            ===========         ===========

Partnership's share of net (loss) income    $    (3,720)        $     1,332
                                            ===========         ===========

Distributions                               $ 4,275,001         $   741,759
                                            ===========         ===========

Partnership's share of distributions        $    42,750         $     7,418
                                            ===========         ===========


     ICON Aircraft 46837, LLC

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

     Information as to the unaudited results of operation of ICON Aircraft 46837 for the six months ended June 30, 2004 is summarized below:

                                             For the Six Months
                                             Ended June 30, 2004
                                             -------------------

Net income                                     $        20,971
                                               ===============

Partnership's share of net income              $         5,998
                                               ===============

Contributions                                  $     3,722,347
                                               ===============

Partnership's share of contributions           $     1,066,110
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

5.  Restatement

     The Partnership is filing this Quarterly Report on Form 10-Q/A for the six months ended June 30, 2004 in order to record additional rental income from our joint venture, ICON Aircraft 46837 LLC ("ICON Aircraft 46837"). While preparing for the filing of Form 10-Q for the nine months ended September 30, 2004, the Partnership determined that the rental income calculation made during the prior quarter for ICON Aircraft 46837 was in error. The Partnership calculates rental income using the straight line method over the life of the lease. The error created a longer lease life and therefore the Partnership recorded less rental income in the prior quarter than was actually earned. The consolidated financial statements for the three and six months ended June 30, 2004 include the correct amount of rental income. The table below indicates the impact of this adjustment:




                                       Three Months Ended             Six Months Ended
                                         June 30, 2004                  June 30, 2004
                                         -------------                  --------------

                                    As Reported     Restated        As Reported    Restated
                                    -----------     --------        -----------    ---------

Total Revenues                    $    910,080    $   962,681    $  1,928,436   $  1,981,037
                                  ============    ===========    =============  ============

Net income (loss)                 $      7,192    $    59,793    $  ( 379,290)  $  ( 326,689)
                                  ============    ===========    =============  ============

Net income (loss) per weighted
 average additional member share  $        .01   $        .08   $        (.51)  $       (.44)
                                  ============    ===========    =============  ============


                                                                      At June 30, 2004
                                                                  As Reported     Restated
                                                                  -----------     --------

Total assets                                                     $ 44,098,672   $ 44,151,273
                                                                 ============   ============

Total liabilities                                                $ 22,957,957   $ 22,957,957
                                                                 ============   ============

Total partners' equity                                           $ 21,140,715   $ 21,193,316
                                                                 ============   ============


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

b.   Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

     Revenues for the three months ended June 30, 2004 (the "2004 Quarter") were $962,681, representing a decrease of $1,560,296. This decrease in revenues resulted primarily from a decrease in rental income of $1,214,463, a decrease in finance income of $156,709, a decrease in gain from investment in unguaranteed residuals of $180,899 and an increase in loss from investment in unconsolidated joint venture of $10,299.

     Rental income decreased primarily from the termination of the leases with Boeing Connexion and Sky Airlines as the equipment was returned to the lenders of the non-recourse debt associated with the equipment subsequent to June 30, 2003, (the "2003 Quarter"). Finance income reduced due to the maturing of leases. The Partnership's loss from its investment in unconsolidated joint ventures was due primarily to losses for the quarter from ICON Aircraft 24846 LLC, ("ICON Aircraft 24846") of $31,133 and a gain from ICON Aircraft 46837 LLC ("ICON Aircraft 46837") of $5,998, respectively.

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

     Net Income/Loss of the Partnership

     As a result of the foregoing factors, net income (loss) for the 2004 Quarter and 2003 Quarter was $59,793 and $(7,237,018), respectively. The net income (loss) per weighted average limited partnership unit was $.08 and $(9.64) for the 2004 Quarter and 2003 Quarter, respectively.

c.   Results of Operations for the Six Months Ended June 30, 2004 and 2003

     Revenues

     Revenues for the six months ended June 30, 2004 (the "2004 Period") were $1,981,037, representing a decrease of $3,243,063 from the six months ended June 30, 2003 (the "2003 Period"). This decrease in revenue resulted primarily from a decrease in rental income of $2,428,926, decrease in finance income of $246,470, decrease in gain from investment in unguaranteed residuals of $143,834, decrease in gain on sale of equipment of $395,041, and an increase in loss from investment in unconsolidated joint venture of $41,601.

     Rental income decreased primarily form the termination of leases with Boeing Connexion and Sky Airlines in the third quarter 2003, due to the equipment being turned over to the lender of the non-recourse debt that was associated with the equipment. The Partnership did not realize a gain from sale of equipment in comparison to the 2003 Quarter, as the booked residual value of the equipment sold in 2004 was much greater than that sold in 2003. Finance income reduced due to the maturing of leases. The Partnership experienced a loss from its investment in unconsolidated joint ventures due primarily to its investment in ICON Aircraft 24846 which returned a net loss of $50,311.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $(326,689) and $(7,767,594), respectively. The net loss per weighted average limited partnership unit was $.44 and $10.35 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     The  Partnership  has  sufficient   funds  necessary  to  maintain  current
operations and to continue to invest in business essential assets subject to lease.

Sources of Cash

     The Partnership's primary sources of liquidity in the 2004 Period were proceeds from financing activities whereby the Partnership received net proceeds of $7,314,461 from the refinancing of Portland General Electric (PGE) non-recourse debt, proceeds from sales of equipment of $1,194,307, proceeds from sale of investment of unguaranteed residual values of $82,324, and distributions received from unconsolidated joint ventures of $341,690 offset by cash used in operating activities of $593,007, distributions to partners aggregating $1,962,572. As a result of this activity, the Partnership's liquidity increased over the 2003 Period, as cash used in operating and financing activities reduced by $1,096,255 and $2,030,294, respectively.

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

                                   ICON Income Fund Eight A L.P.
                                   By its General Partner,
                                   ICON Capital Corp.




      November 12, 2004            /s/ Thomas W. Martin
    ---------------------          ------------------------------------
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

Dated:  November 12, 2004

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

Dated:  November 12, 2004

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

Dated:  November 12, 2004



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

Dated: November 12, 2004



        /s/ Thomas W. Martin
        -------------------------------------------------------
        Thomas W. Martin
        Executive Vice President (Principal
        Financial and Accounting Officer)
        ICON Capital Corp.
        sole General Partner of ICON Income Fund Eight A L.P.