Form 10-Q
period 2004-09-30
ICON INCOME FUND EIGHT /DE
filed 2004-11-22
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 2004
                              --------------------------------------------------

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

                           Consolidated Balance Sheets

                                                (Unaudited)
                                                September 30,     December 31,
                                                    2004              2003
                                                    ----              ----

         Assets

Cash and cash equivalents                     $      323,234    $        52,101
                                              --------------    ---------------

Investments in finance leases:
   Minimum rents receivable                        5,505,646         10,827,643
   Estimated unguaranteed residual values         16,589,619         17,760,019
   Initial direct costs, net                         141,399            248,472
   Unearned income                               (1,931,214)         (3,697,612)
   Allowance for doubtful accounts                 (228,721)           (228,721)
                                              --------------    ---------------

                                                  20,076,729         24,909,801
                                              --------------    ---------------

Investments in operating leases:
   Equipment, at cost                             40,289,910         19,692,476
   Accumulated depreciation                       (5,686,350)        (2,202,024)
                                              --------------    ----------------

                                                  34,603,560         17,490,452
                                              --------------    ---------------

Equipment held for lease or sale, net              2,056,333          2,505,332
Investments in unguaranteed residual values        1,997,000          1,997,000
Investments in joint ventures                         21,794            693,023
Due from affiliates, net                             134,827            295,386
Other assets, net                                    729,223            130,257
                                              --------------    ---------------

Total assets                                  $   59,942,700    $    48,073,352
                                              ==============    ===============









                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets - Continued



                                                           (Unaudited)
                                                           September 30,    December 31,
                                                              2004              2003
                                                              ----              ----
         Liabilities and Partners' Equity

Notes payable - non-recourse                               $ 33,424,708    $ 19,174,180
Note payable - recourse                                       2,925,000       4,184,547
Security deposits and other liabilities                         286,560         731,628
Due to affiliates, net                                          172,295         236,822
Minority interest                                               415,607         141,232
Deferred rental income                                        2,311,307             -
                                                           ------------    -------------

   Total liabilities                                         39,535,477      24,468,409
                                                           ------------    ------------

Commitments and Contingencies

Partners' equity (deficiency):
   General Partner                                            (445,563)        (414,398)
   Limited Partners (739,601.241 and 742,308.870 units
     outstanding, $100 per unit original issue price)        20,852,786      24,019,341
                                                           ------------    ------------

   Total partners' equity                                    20,407,223      23,604,943
                                                           ------------    ------------

Total liabilities and partners' equity                     $ 59,942,700    $ 48,073,352
                                                           ============    ============







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                             For the Three Months           For the Nine Months
                                                             Ended September 30,            Ended September 30,
                                                          2004              2003             2004            2003
                                                          ----              ----             ----            ----

Revenues
  Rental income                                        $   1,887,936   $     733,842  $   2,607,936  $   3,882,768
  Finance income                                             552,417         757,465      1,766,397      2,217,915
  Net gain (loss) on sales of equipment                       -              284,205         (3,421)       675,825
  Gain from sale of investment in unguaranteed
    residual values                                           36,923         340,410        119,247        566,568
  Income (loss) from investment in joint ventures            182,211         (32,987)       137,546        (36,051)
  Interest income and other                                   10,385               7         23,204             17
                                                       -------------   -------------  -------------  -------------

   Total revenues                                          2,669,872       2,082,942      4,650,909      7,307,042
                                                       -------------   -------------  -------------  -------------

Expenses
   Loss on lease termination                                  -              279,139          -          7,365,477
   Interest                                                  446,509         683,951      1,264,824      2,922,924
   Depreciation                                            1,605,528         625,861      2,357,859      2,986,887
   Management fees - General Partner                         196,769         128,534        512,361        708,607
   Administrative expense reimbursements -
     General Partner                                          80,951          51,354        210,927        280,383
   Amortization of initial direct costs                       26,178          48,327        120,750        149,940
   General and administrative                                 81,099         212,174        270,593        599,765
   Minority interest                                           5,356           3,746         12,802         10,797
                                                       -------------   -------------- -------------  -------------


   Total expenses                                          2,442,390       2,033,086      4,750,116     15,024,780
                                                       -------------   -------------  -------------- -------------


Net income (loss)                                      $     227,482   $      49,856  $     (99,207) $  (7,717,738)
                                                       =============   =============  =============  =============

Net income (loss) allocable to:
   Limited Partners                                    $     225,207   $      49,357  $     (98,215) $  (7,640,561)
   General Partner                                             2,275             499           (992)       (77,177)
                                                       -------------   -------------  -------------  -------------

                                                       $     227,482   $      49,856  $     (99,207) $  (7,717,738)
                                                       =============   =============  =============  =============

Weighted average number of limited
   partnership units outstanding                             739,664          742,689        740,438        742,797
                                                       =============   ============== ============== ==============

Net income (loss) per weighted average
   limited partnership unit                            $        0.30   $         0.07 $       (0.13) $      (10.28)
                                                       =============   ============== ============== ==============












See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)



                                   Limited Partner Distributions
                                      Return of      Investment       Limited        General
                                       Capital         Income         Partners         Partner          Total
                                       -------         ------         --------         -------          -----
                                     (Per weighted average unit)

Balance at
   January 1, 2004                                                $     24,019,341  $   (414,398)  $  23,604,943

Cash distributions to partners      $        3.97  $      -             (2,937,456)       (30,173)     (2,967,629)

Limited partnership units
  redeemed (2,707.629 units)                                             (130,884)         -            (130,884)

Net loss                                                                  (98,215)          (992)        (99,207)
                                                                  ----------------  ------------   -------------

Balance at
   September 30, 2004                                             $     20,852,786  $   (445,563)  $  20,407,223
                                                                  ----------------  ------------   -------------







See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                                                   2004                2003
                                                                                   ----                ----

Cash flows from operating activities:
   Net loss                                                                  $       (99,207)    $    (7,717,738)
                                                                             ---------------     ---------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Rental income paid directly to lenders by lessee                           (2,607,936)         (3,712,768)
       Finance income paid directly to lenders by lessees                         (1,491,852)         (1,883,725)
       Depreciation                                                                2,357,859           2,986,887
       Interest expense on non-recourse financing paid
         directly by lessees                                                       1,163,125           2,462,868
       Amortization of initial direct costs                                          120,750             149,940
       Minority interest                                                              12,802              10,797
       Loss on lease termination                                                      -                7,365,477
       (Income) loss from investments in joint venture                              (137,546)             36,051
       Net (gain) loss on sales of equipment                                           3,421            (675,825)
       Gain from sale of investment in unguaranteed residual values                 (119,247)           (566,568)
     Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                           223,964             251,145
        Due from affiliates                                                          375,506            (303,758)
        Other assets, net                                                           (365,992)            664,972
        Security deposits and other liabilities                                     (124,968)         (1,220,725)
        Due to affiliates, net                                                      (217,401)             (5,565)
                                                                             ---------------     ---------------

         Total adjustments                                                          (807,515)          5,559,203
                                                                             ---------------     ---------------

   Net cash used in operating activities                                            (906,722)         (2,158,535)
                                                                             ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                1,217,081           1,661,898
   Proceeds from sales of investment in unguaranteed residual values                 119,247           1,667,651
   Distribution received from joint ventures                                         647,411             323,151
   Investment in joint ventures                                                   (3,167,803)            -
   Investment in options                                                            (419,672)            -
                                                                             ----------------    ---------------

Net cash (used in) provided by investing activities                               (1,603,736)          3,652,700
                                                                             ----------------    ---------------












                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                             2004                2003
                                                             ----                ----

Cash flows from financing activities:
   Proceeds from note payable - non-recourse                11,193,368          3,684,718
   Proceeds from note payable - recourse                     4,315,000          2,025,000
   Repayments of notes payable - non-recourse               (3,878,717)          (353,039)
   Repayments of note payable - recourse                    (5,574,547)        (2,246,324)
   Cash distributions to partners                           (2,967,629)        (5,090,888)
   Loans and advances affiliates                              (175,000)            -
   Redemption of limited partnership units                    (130,884)           (25,912)
                                                       ---------------    ---------------

Net cash provided by (used in) financing activities          2,781,591         (2,006,445)
                                                       ---------------    ---------------

Net increase (decrease) in cash and cash equivalents           271,133           (512,280)

Cash and cash equivalents at beginning of period                52,101            819,928
                                                       ---------------    --------------

Cash and cash equivalents at end of period             $       323,234    $       307,648
                                                       ===============    ===============











                                                        (continued on next page)

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows - Continued
                                  (Unaudited)


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

     For the nine months ended September 30, 2004 and 2003, non-cash activities included the following:


                                                                2004                2003
                                                                ----                ----

Principal and interest from finance leases
   paid directly to lenders by lessees                    $     5,215,374     $     7,108,862

Rental income from operating leases
   paid directly to lenders by lessees                          2,607,936           3,712,768

Deferred rental income from operating leases
   paid directly to lenders by lessees                         (2,311,307)           -

Principal and interest on non-recourse financing paid
   directly to lenders by lessees                              (5,512,003)       (10,821,630)
                                                          ---------------     --------------

                                                          $       -           $      -
                                                          ===============     ==============


Non-cash portion of equipment purchased                   $    12,678,517     $      -

Non-recourse notes assumed with purchase of equipment     $   (12,678,517)    $      -
                                                          ---------------     --------------

                                                          $       -           $      -
                                                          ===============     ==============

Notes payable - non-recourse relinquished with sale
   of equipment                                           $       -           $    23,244,966
                                                          ===============     ===============


Interest paid directly to lenders by lessees pursuant
  to non-recourse financing                               $     1,163,125     $     2,462,868

Other interest paid                                               101,699             460,056
                                                          ---------------     ---------------

Total interest expense                                    $     1,264,824     $     2,922,924
                                                          ===============     ===============






See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation and Consolidation

     The  accompanying  consolidated  financial  statements  of ICON Income Fund
Eight A L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included the Partnership's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ownership interests in ICON/Boardman Facility LLC at September 30, 2004 and for the nine months ended September 30, 2004 and 2003 and ICON Aircraft 46837, LLC at September 30, 2004 and for the three months ended September 30, 2004. All material intercompany balances and transactions have been eliminated in consolidation.

2.   Organization

     The Partnership was formed under the laws of the state of Delaware on February 7, 2000 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership will make additional investments in equipment from the cash generated from the Partnership's initial investments to the extent that cash is not needed for Partnership expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We are currently operating in our reinvestment period.

     After the reinvestment period, the Partnership will then sell its assets in the ordinary course of business during a time frame called the disposition period. If the Partnership believes it would benefit investors to reinvest the Partnership's cash flow in equipment during the disposition period, the Partnership may do so, but ICON Capital Corp. will not receive any additional fees in connection with any such reinvestments.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the Partnership Agreement.

3.   Joint Ventures

     The Partnership and its affiliates, entities in which ICON Capital Corp. is also the General Partner, formed five joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment or joint venture.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     ICON Aircraft 46837, LLC
     ------------------------

     On March 31, 2004 the Partnership and ICON Income Fund Ten, LLC ("Fund Ten"), an affiliate, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 33 months. The Partnership acquired a 28.6% ownership interest in this joint venture for a total of $6,145,961, of which $1,100,000 was in cash and $4,965,216 was non-recourse debt. The non-recourse debt accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. Legal fees of $36,050 were also paid and capitalized as part of the cost of the aircraft. Subsequent to closing, an additional $202,571 in bank fees and legal expenses were paid and capitalized as part of the cost of the aircraft.

     The Partnership had an option to acquire an additional 61.4% ownership interest from Fund Ten. The cost of the option was $419,672, which included $10,000 paid to Fund Ten and $409,672 paid to the General Partner as a acquisition fee. During the third quarter 2004 this option was exercised and Fund Ten sold 61.4% of its ownership interest to the Partnership giving the Partnership a 90% ownership interest in ICON Aircraft 46837. Fund Ten received $2,130,604 and another $166,274 is due to Fund Ten, which is included in due to affiliates in the accompanying consolidated balance sheets. The Partnership now consolidates ICON Aircraft 46837's balance sheet and income statement at September 30, 2004 for the quarter ended September 30, 2004. The outstanding balance of the non-recourse debt secured by this aircraft was $12,676,691 at September 30, 2004.

     ICON/Boardman Facility LLC
     --------------------------

     The Partnership and two affiliates, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004 the Partnership, L.P. Seven and Fund Eight A owned 98.995%, .5025%, and .5025% interests, respectively, in ICON BF. In connection with the terms of the Contribution Agreement, as discussed in Note 4, effective September 24, 2004 L.P. Seven assigned its entire .5025% interest in ICON BF to the Partnership in exchange for $65,325. This amount was determined to be the fair value of L.P. Seven's interest in ICON BF based upon the expected proceeds from the sale of the coal handling facility. When the coal handling facility is ultimately sold, and the actual gain on the sale determined, L.P. Seven may be required to repay a portion of the cash received or receive additional cash so the actual gain realized by the Partnership is representative of its previous ownership interest of .5025%

     ICON BF is currently in negotiations with PGE for the purchase of the coal handling facility from ICON BF. The sale is expected to be completed during November 2004 with PGE acquiring ownership of the coal handling facility.

     The three joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions from the joint ventures.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     ICON/AIC Trust
     --------------

     The Partnership and two affiliates, L.P. Seven and L.P. Six formed ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of leases in England. The Partnership, L.P. Seven and L.P. Six owned a 43.73%, 30.76%, and 25.51%interest, respectively, in AIC Trust, respectively.

     On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (Pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected, and distributed. On September 30, 2004, AIC Trust was dissolved. The Partnership recognized a gain of $177,832 from the dissolution of its investment in AIC Trust which is included in income (loss) from investment in joint ventures in the accompanying consolidated statements of operations.

     Information as to the unaudited results of operations of AIC Trust for the nine months ended September 30, 2004 and 2003 and is summarized below:

                                         Nine Months Ended    Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   -----------------

Net income                               $          7,700    $         32,151
                                         ================    ================
Partnership's share of net income        $        181,199    $         14,060
                                         ================    ================
Distributions                            $      1,378,141    $      1,396,948
                                         ================    =================
Partnership's share of distributions     $        602,661    $        610,885
                                         ================    ================

     ICON Aircraft 24846 LLC
     -----------------------

     The Partnership and two affiliates, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B"), formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, L.P. Seven and Fund Eight B had ownership interests of 2.0%, 2.0% and 96.0%, respectively.

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a loss on the sale of approximately $601,800. The General Partner had determined that it was in the best interest of ICON 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required the Partnership to contribute an additional $850,000 in equity (at minimum) in order to reconfigure the aircraft and/or upgrade the engines; and
(iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures (continued)

     Information as to the unaudited results of operation of ICON Aircraft 24846 for the nine months ended September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended    Nine Months Ended
                                        September 30, 2004    September 30, 2003
                                        ------------------    ------------------

Net loss                                $       (1,913,779)   $      (2,499,071)
                                        ==================    =================
Partnership's share of   net loss       $          (38,276)   $         (49,981)
                                        ==================    =================

     ICON Cheyenne LLC
     -----------------

     The Partnership and three affiliates, L.P. Six, L.P. Seven, and Fund Eight B formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of leases. The Partnership, L.P. Six, L.P. Seven, and Fund Eight B had original ownership interests of 1.0%, 1.0%, 10.31% and 87.69%, respectively. In connection with the terms of the Contribution Agreement as discussed in Note 4, effective September 30, 2004, L.P. Seven assigned a 9.04% interest in ICON Cheyenne (while retaining a 1.27% interest) to Fund Eight B for $204,384. This amount was determined to represent fair value, which was equal to L.P. Seven's net book value in ICON Cheyenne at September 30, 2004. The fair value was determined using discounted cash flow projections for ICON Cheyenne's portfolio.

     Information as to the unaudited results of operation of ICON Cheyenne for the nine months ended September 30, 2004 and 2003 is summarized below:

                                         Nine Months Ended     Nine Months Ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   ------------------

Net loss                                   $      (582,147)    $       (12,994)
                                           ===============     ================
Partnership's share of net loss            $        (5,821)    $          (130)
                                           ================    ===============
Distributions                              $     4,470,000     $       741,759
                                           ================    ===============
Partnership's share of distributions       $        44,700     $         7,418
                                           ================    ===============

4.   Related Party Transactions

     As part of the Comerica Bank Loan and Security Agreement, there is a Contribution Agreement between the Partnership, L.P. Seven, Fund Eight B, Fund Nine and Fund Ten (each a "Borrower" and collectively, "the Borrowers"). Under the Contribution Agreement each Borrower is jointly and severally liable for all amounts outstanding to Comerica Bank. The Contribution Agreement allows a Borrower to repay another Borrowers obligation to Comerica Bank so long as the repaid amounts are promptly reimbursed to the paying Borrower. At September 30, 2004, the Partnership, paid to Comerica Bank, $175,000, on behalf of the obligations of L.P. Seven. Additional, L.P. Seven has amounts due from the Partnership of $155,522. The Partnership's accruing interest income at 8.0% per annum on all unpaid advances. L.P. Seven anticipates repayment either from rental income, proceeds from equipment sales or the sale of joint venture interests or a combination of the three.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

4.   Related Party Transactions - continued

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2004 and 2003, respectively, were as follows:

                              2004           2003
                              ----           -----

Management fees             $ 512,361     $  708,607    Charged to Operations
Administrative expense
  reimbursements              210,927        280,383    Charged to Operations
                            ---------     ----------

Total                       $ 723,288     $  988,990
                            =========     ==========


     For the nine months ended September 30, 2004, the Partnership had a net receivable of $134,827 due from L.P. Seven principally as a result of amounts paid in connection with the Contribution Agreement. The Partnership also had a net payable of $172,295 due to affiliates principally Fund Ten in connection with the Partnership's exercise of its option to acquire ICON Aircraft 46837

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; changes in capital spending by lessees; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o    the financial condition of lessees;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on February 7, 2000 and began active operations on June 14, 2000. We are primarily engaged in the business of acquiring equipment subject to leases. After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We are currently operating in our "reinvestment period". After the "reinvestment period", we will then sell our assets in the ordinary course of business during a time frame called the "disposition period". If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not receive any additional fees in connection with any such reinvestments.

     Our current equipment portfolio, which is held directly by us or through joint venture investments with affiliates, consists substantially of:

o One (1) tugboat ("M/V MICHIGAN") bearing official number 650770 and one (1) oil barge ("GREAT LAKES") bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco Plc. The purchase price was $12,922,568, of which our cash contribution was $5,628,144. The lease is scheduled to expire on January 1, 2008.

o A 99.4975% interest in equipment used in a coal handling facility on lease to Portland General Electric ("PGE"). The purchase price of the equipment was $27,421,810, of which the equity contribution was $15,193,097, and assumed non-recourse debt was $12,228,713. The lease has been extended and is currently scheduled to expire on January 23, 2010, at which time the lessee has the option to renew for another 15 years. We are currently in negotiations with PGE for the purchase of the coal handling facility from us. The sale is expected to be completed during November 2004 with PGE acquiring ownership of the coal handling facility.

o A 90% interest in a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation with an expiration of March 2007. The purchase price of the aircraft was $3,566,226 in cash and $17,672,027 in non-recourse debt.

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

o A 50 % portion of the residual value and the right to acquire the balance of an offshore drilling rig, the Cecil Provine. We purchased the option for $1,997,000 in cash. The Cecil Provine is on a bareboat charter to Rowan Companies, Inc. through December 2008.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the disposition period).


Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

General Economic Conditions

     The U.S. economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available secondary market leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently on the downside of a business cycle and this has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future, although we are optimistic that within two to three years, there will be a recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft and its rotables to be even less than suggested by recent appraisals.

Inability to Remarket Assets.

     If current equipment lessees choose not to renew their leases or purchase the equipment at the expiration of the lease, we will need to remarket the equipment, which could be difficult. There is no assurance that we will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the carrying value.

     b. Results of Operations for the Three Months Ended September 30, 2004 and 2003

     Revenues for the quarterly periods ended September 30, 2004 (the "2004 Quarter") and 2003 (the "2003 Quarter") are summarized as follows:

--------------------------------------------------------------------------------
                                   Quarters Ended, September 30, 2004 and 2003
-------------------------------------------------------------------------------
---------------------------------------- ---------- ------------ ---------------
                                        2004 Quarter 2003 Quarter     Change
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Total Revenues                            $2,669,872 $ 2,082,942  $  586,930
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Rental income                             $1,887,936 $   733,842  $1,154,094
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Finance income                            $  552,417 $   757,465  $ (205,048)
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Net gain (loss) on sales of equipment     $    -     $   284,205  $ (284,205)
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Gain from investment in unguaranteed
residual values                           $   36,923 $   340,410  $ (303,487)
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Income (loss) from investments in
joint ventures                            $  182,211 $   (32,987) $  215,198
---------------------------------------- ----------- ------------ --------------
---------------------------------------- ----------- ------------ --------------
Interest and other income                 $   10,385 $         7  $   10,378
---------------------------------------- ----------- ------------ --------------

     Revenues for the 2004 Quarter increased $586,930, or 28.2%, as compared to the 2003 Quarter. This increase in revenue resulted primarily from an increase in rental income which was due to the lease with Federal Express Corporation. This lease began during March 2004 so it effects the 2004 Quarter but there was no corresponding lease in the 2003 Quarter. Finance income and gain from investment in unguaranteed residual values both decreased due to maturing leases and reduced booked residual values in the 2004 Quarter as compared to the 2003 Quarter. We realized a gain on the sale of equipment during the 2003 Quarter associated with our investment in the Summit Portfolio. There was no corresponding sale during the 2004 Quarter. The increase from income (loss) from investments in joint ventures was a result of the dissolution of AIC Trust in which we realized additional income of $177,832. There was no similar transaction during the 2003 Quarter.

     Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

--------------------------------------------------------------------------------
                                  Quarters Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
---------------------------------------- ---------- ------------- -----------
                                       2004 Quarter 2003 Quarter   Change
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Total Expenses                           $2,442,390 $ 2,033,086   $  409,304
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Loss on lease termination                $    -     $   279,139   $ (279,139)
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Interest                                 $  446,509 $   683,951   $ (237,442)
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Depreciation                             $1,605,528 $   625,861   $  979,667
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Management fees - General Partner        $  196,769 $   128,534   $   68,235
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Administrative expense reimbursements -
General Partner                          $   80,951 $    51,354   $   29,597
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Amortization of initial direct costs     $   26,178 $     48,327  $  (22,149)
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
General and administrative               $   81,099 $    212,174  $ (131,075)
---------------------------------------- ---------- ------------- -----------
---------------------------------------- ---------- ------------- -----------
Minority interest                        $    5,356 $      3,746  $    1,610
---------------------------------------- ---------- ------------- -----------

     Expenses for the 2004 Quarter increased $409,304, or 20.0%, as compared to the 2003 Quarter. During the 2003 Quarter we had a lease termination with Sky Airlines which resulting in loss for the 2003 Quarter. There were no lease terminations during the 2004 Quarter. Interest expense decreased primarily due to the relinquishment of non-recourse debt associated with the Boeing Connexion and the Sky Airlines lease termination. Depreciation expense, management fees - General Partner and administrative expenses reimbursements - General Partner all increased due to our acquiring an aircraft lease with Federal Express Corporation. This lease began during March 2004 so it effects the 2004 Quarter but there was no corresponding lease in the 2003 Quarter. The decrease in general and administrative expense is related to the reduction in the level of our leasing activities and overall operations during the 2004 Quarter.

Net Income

     As a result of the foregoing factors, net income for the 2004 Quarter and 2003 Quarter was $227,482 and $49,856, respectively. The net income per weighted average limited partnership unit was $0.30 and $0.07 for the 2004 Quarter and 2003 Quarter, respectively.

     c. Results of Operations for the Nine Months Ended September 30, 2004 and 2003

     Revenues for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:


--------------------------------------------------------------------------------
                                   Quarters Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
---------------------------------------- ------------- ----------  -------------
                                          2004 Period  2003 Period    Change
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Total Revenues                           $ 4,650,909   $7,307,042  $(2,656,133)
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Rental income                            $  2,607,936  $3,882,768  $(1,274,832)
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Finance income                           $  1,766,397  $2,217,915  $  (451,518)
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Net gain (loss) on sales of equipment    $     (3,421) $  675,825  $  (679,246)
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Gain from investment in unguaranteed
residual values                          $    119,247  $  566,568  $  (447,321)
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Income (loss) from investments in
joint ventures                           $    137,546  $  (36,051) $  173,597
---------------------------------------- ------------- ----------  -----------
---------------------------------------- ------------- ----------  -----------
Interest and other income                $     23,204  $       17  $   23,187
---------------------------------------- ------------- ----------  -----------

     Revenues for 2004 Period decreased $2,656,133, or 36.4%, as compared to the 2003 Period. Rental income decreased due to the termination of leases with Sky Airlines and Boeing Connexion in the third quarter of 2003. Finance income decreased due to a reduction in the overall size of our portfolio of financed leases from the 2003 Period to the 2004 Period. During the 2004 Period the only equipment we sold related to our interest in equipment on lease to Rental Services, Inc. During the 2003 Period we sold equipment pertaining to leases with Petsmart, Inc. and E-Trade, Inc. and recognized gains on these sales. We experienced a loss from our investment in joint ventures due primarily to our investment in ICON Aircraft 24846, and ICON Cheyenne. The increase from income
(loss) from investments in joint ventures was a result of the dissolution of AIC Trust in which we realized additional income of $177,832. There was no similar transaction during the 2003 Period.

   Expenses for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

--------------------------------------------------------------------------------
                                     Quarters Ended, September 30, 2004 and 2003
------------------------------------------- ------------------------------------
------------------------------------------- ---------- ------------ ------------
                                         2004 Period  2003 Period     Change
----------------------------------------- ---------- ------------  ------------
----------------------------------------- ---------- ------------  ------------
Total Expenses                            $4,750,116 $ 15,024,780  $(10,274,664)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Loss on lease termination                 $     -    $  7,365,477  $ (7,365,477)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Interest                                  $1,264,824 $  2,922,924  $ (1,658,100)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Depreciation                              $2,357,859 $  2,986,887  $   (629,028)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Management fees - General Partner         $  512,361 $    708,607  $   (196,246)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Administrative expense reimbursements -
General Partner                           $  210,927 $    280,383  $    (69,456)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Amortization of initial direct costs      $  120,750 $    149,940  $    (29,190)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
General and administrative                $  270,593 $    599,765  $   (329,172)
----------------------------------------- ---------- ------------  -------------
----------------------------------------- ---------- ------------  -------------
Minority interest                         $   12,802 $     10,797  $      2,005
----------------------------------------- ---------- ------------  -------------

     Expenses for the 2004 Period decreased $10,274,664, or 68.3%, as compared to the 2003 Period. During the 2003 Period we had termination of leases with Sky Airlines and Boeing Connexion which resulting in loss for the 2003 Period. There were no lease terminations during the 2004 Quarter. Interest expense decreased from the relinquishment of non-recourse debt associated with the Boeing Connexion and Sky Airlines lease termination. The decrease in depreciation expense resulted from the terminations mentioned above. General and administrative expense, management fees - General Partner and administrative expense reimbursements - General Partner decreased due to the reduction in the level of our leasing activities and overall operations during the 2004 Period as compared to the 2003 Period.

Net Loss

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $99,207 and $7,717,738, respectively. The net loss per weighted average limited partnership unit was $0.13 and $10.28 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     We  believe  we  have  sufficient   funds  necessary  to  maintain  current
operations and to continue to invest in business essential assets subject to lease.

Sources of Cash

     Our primary sources of liquidity in the 2004 Period were proceeds from financing activities. We received net proceeds of $7,314,461 from the refinancing of Portland General Electric ("PGE") non-recourse debt, and proceeds of $4,315,000 from recourse borrowings. In addition, we received proceeds from sales of equipment of $1,217,081, proceeds from sale of investment of unguaranteed residual values of $119,247, and distributions received from joint ventures of $647,411. These amounts were offset by cash used in operating activities of $1,081,722, distributions to partners aggregating $2,967,629, and repayment of recourse debt of $5,574,547. As a result of this activity, our liquidity increased by $271,133.

Financings and Recourse Borrowings

     Certain affiliates of ours, specifically; ICON Income Fund Nine, LLC; ICON Income Fund Eight A L.P.; ICON Income Fund Eight B L.P. and ICON Cash Flow Partners L.P. Seven (collectively, the "Initial Funds"), are parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as a borrower to the Loan Agreement. The expiration of the Loan Agreement is December 31, 2004.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate Fund Ten's addition to the Contribution Agreement, the Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contain substantially identical terms and limitations as did the original Contribution Agreement.

     At September 30, 2004, we, Fund Eight B and Fund Nine paid to Comerica Bank on behalf of L.P. Seven, $175,000, $1,020,000 and $390,000, respectively, under the provisions of the Contribution Agreement. Additional, L.P. Seven had amounts due from us and Fund Eight B of $155,522 and 204,384, respectively, relating primarily to the assignment of L.P. Seven's joint venture interests as partial settlement against these advances. L.P. Seven is accruing interest at 8.0% per annum on all unpaid advances. L.P. Seven anticipates repayment either from rental income, proceeds from equipment sales or the sale of additional joint venture interests.

     Aggregate borrowings by all funds under the line of credit agreement amounted to $9,417,992 at September 30, 2004. We repaid our outstanding balance of recourse debt of $5,574,547 to Comerica Bank from proceeds received from the refinancing of the PGE non-recourse debt and currently do not have a balance due to them.

Distributions

     We made cash distributions to limited partners of $2,937,456 during the nine months ended September 30, 2004, compared to cash distributions of $5,090,888 in 2003.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations or borrowings, we will continue to invest in transactions, while retaining sufficient cash to meet our reserve requirements and recurring obligations.

e.   Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. The cost of equipment acquisitions could increase with inflation and revenues from existing leases would not generally increase with inflation, as we do not currently have or expect to have rent escalation clauses tied to inflation in our leases. Nevertheless, the anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by us.

     We manage our interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by our lease investments.

     Additionally, we borrow funds under a floating rate line of credit and are therefore exposed to interest rate risk until the floating rate line of credit is repaid. Our aggregate borrowings under the floating rate line of credit at September 30, 2004 were $2,925,000 as compared to $4,184,547 at December 31, 2003. We believe the risk associated with rising interest rates under this line is not significant.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.    Controls and Procedures

     We  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our third quarter that have materially affected, or are likely to materially affect, the our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us.

Item 5 - Other Information

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

                                   ICON Income Fund Eight A L.P.
                                   By its General Partner,
                                   ICON Capital Corp.




      November 22, 2004            /s/ Thomas W. Martin
  ------------------------         ------------------------------------
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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 22, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp., sole General Partner of ICON Income Fund Eight A L.P.

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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 22, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp., sole General Partner of ICON Income Fund Eight A L.P.

Exhibit 32.1

     I,  Beaufort  J.B.  Clarke,  Chairman and Chief  Executive  Officer of ICON
Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Quarterly Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Eight A L.P.

Dated:  November 22, 2004



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

Exhibit 32.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

     (1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Quarterly Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Quarterly Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Eight A L.P.

Dated: November 22, 2004



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Income Fund Eight A L.P.