Form 10-K
period 2004-12-31
ICON INCOME FUND EIGHT /DE
filed 2005-05-13
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          ------------------------------------------------------
                                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-4006824
--------------------------------------------         ---------------------------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of the registrant.

                                Table of Contents


Item

PART I

1.   Business                                                                     3-5

2.   Properties                                                                     5

3.   Legal Proceedings                                                              5

4.   Submission of Matters to a Vote of Security Holders                            5

PART II

5.   Market for the Registrant's Securities and Related Security Holder Matters     6

6.   Selected Consolidated Financial Data                                           7

7.   General Partner's Discussion and Analysis of Financial Condition and
     Results of Operations                                                       8-18

7A.  Qualitative and Quantitative Disclosures About Market Risk                    19

8.   Consolidated Financial Statements                                          20-42

9.   Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure                                                                    43

9A.  Controls and Procedures                                                       43

9B.  Other Information                                                             43

PART III

10. Directors and Executive Officers of the Registrant's General Partner        44-45

11. Executive Compensation                                                         45

12. Security Ownership of Certain Beneficial Owners and Management                 46

13. Certain Relationships and Related Transactions                                 46

14. Principal Accountant Fees and Services                                         46

PART IV

15. Exhibits, Financial Statement Schedules                                        47

SIGNATURES                                                                         48

         Certifications                                                         49-52


                                     PART I

Item 1. Business

     General Development of Business

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. When used in this report, the terms "we" "us" and "ours" refers to the Partnership.

     Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of our final closing, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Between 2000 and 2004, we redeemed 10,449.64 limited partnership units leaving 739,515.40 limited partnership units outstanding at December 31, 2004.

     Our General Partner is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of our equipment leases and financing transactions under the terms of a management agreement with us.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we have: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) when we start our disposition period we will sell our investments and distribute the cash from sales of such investments to our partners.

     Our reinvestment period is anticipated to end during the summer of 2005. However, we may extend the reinvestment period for an additional three years, at our discretion. During the disposition period, we will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of our operations and affairs. If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so.

     At December 31, 2004 and 2003, we had total assets of $55,918,196 and $48,073,352, respectively. During the year ended December 31, 2004, our total revenue was $7,581,851, which included three leases which accounted for approximately 84% of our total rental revenue. We incurred a net loss for the year ended December 31, 2004 of $3,521,353. For the year ended December 31, 2003 our total revenue was $8,406,757 which included four leases which accounted for approximately 77% of our total rental revenue. We incurred a net loss for the year ended December 31, 2003 of $7,912,634. For the year ended December 31, 2002 our total revenue was $11,200,364 which included five leases which accounted for approximately 88% of our total rental revenue. We incurred a net loss for the year ended December 31, 2002 of $1,196,680.

     We have no direct employees. The General Partner has full and exclusive control over our management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease Transactions

     During the year ended December 31, 2004, we engaged in the following purchases and financings of additional equipment. We did not purchase nor finance and additional equipment for the years ended December 31, 2003 and 2002.

     Acquisition of a 1979 McDonnell Douglas DC-10-30F Aircraft

     On March 31, 2004 we and ICON Income Fund Ten, LLC ("Fund Ten"), an affiliate, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. We acquired a 28.6% ownership interest in this joint venture for a total of approximately $6,065,000, consisting of approximately $1,100,000 in cash and the assumption of approximately $4,965,000 of non-recourse debt. The non-recourse debt accrues interest at 4.0% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

     We had an option to acquire an additional 61.4% ownership interest from Fund Ten. The cost of the option was $419,672, which included $10,000 paid to Fund Ten and $409,672 paid to the General Partner as an acquisition fee. On July 1, 2004, this option was exercised and Fund Ten sold 61.4% of its ownership interest to us giving us a 90% ownership interest in ICON Aircraft 46837. Fund Ten received approximately $2,297,000 for its 61.40% interest. We now consolidate ICON Aircraft 46837's balance sheet at December 31, 2004 and the results of operations and cash flows for the period from July 1, 2004 to December 31, 2004.

     FedEx is a global provider of transportation, e-commerce and supply chain management services. Services offered by its companies include worldwide express delivery, ground small-package delivery, less-than-truck load freight delivery, express delivery, global logistics, supply chain management and customs brokerage, as well as trade facilitation and electronic commerce solutions. This information was obtained from http://www.hoovers.com.

     Sale of Boeing Aircraft

     During July 2004, one of our joint ventures, ICON Aircraft 24846, sold its only asset, a Boeing 767-300ER, for a loss of approximately $601,800 of which our share was approximately $12,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Acquisition of Additional Interest in ICON/Boardman Facility

     We and several affiliates have ownership interests in a joint venture, ICON/Boardman Facility LLC ("ICON BF"), for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. On September 24, 2004, ICON Cash Flow Partners L.P. Seven ("L.P. Seven") assigned its entire .0525% ownership interest in ICON BF to us for $65,325, thereby increasing our ownership in ICON BF to 99.4975%. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (Refer to Financing and Borrowings located in Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON BF at September 24, 2004. This amount was determined to represent the fair value of the Partnership's interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility currently being negotiated.

     Dissolution of ICON/AIC Trust

     ICON AIC/Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected, and distributed. On September 30, 2004, AIC Trust was dissolved. We recognized a gain of $177,832 from the dissolution of its investment in AIC Trust.

     Acquisition of Rowan Cash Flow

     On November 24, 2004, L.P. Seven assigned .8% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $200,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Modular Furniture

     We had a 100% ownership interest in modular furniture on lease to Varilease Corporation as lessor and E*Trade Corporation as lessee. During November 2004, we were notified of the lessee's intent to exercise its fair market value purchase option. The lease expired during February 2005 and Varilease Corporation purchased the equipment for $252,137 in cash. We received the cash in February 2005, resulting in a gain of $62,518.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders for the fourth quarter 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
         Title of Class                      as of March 18, 2005
   ---------------------------     ---------------------------------------
         General Partner                                 1
        Limited Partners                               2,894

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which we anticipate will be during the summer of 2005. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our limited partners totaling $3,924,505, $6,040,214 and $8,000,244, respectively. For the years ended December 31, 2004 2003 and 2002, we paid distributions to our General Partner totaling $40,221, $61,012 and $80,811, respectively.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the fourth offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $39.33 per Unit at September 30, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $39.33 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

     Item 6. Selected Consolidated Financial Data

     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplemental Data contained elsewhere in this report.

                                                                Years Ended December 31,
                                           --------------------------------------------------------------------
                                           2004              2003            2002            2001          2000
                                           ----              ----            ----            ----          ----
 Total revenue (a)                    $   7,581,851    $  8,406,757    $  11,200,364    $  12,975,571   $ 14,229,916
                                      =============    ============    =============    =============   ============

 Net (loss) income (b)                $  (3,521,353)   $ (7,912,634)   $  (1,196,680)   $     (29,316)  $    102,001
                                      =============    ============    =============    =============   ============

 Net (loss) income allocable
 to the limited partner               $  (3,486,139)   $ (7,833,508)   $  (1,184,713)   $     (29,023)  $    100,981
                                      =============    ============    =============    =============   ============

 Net (loss) income allocable
   to the General Partner             $     (35,214)   $    (79,126)   $     (11,967)   $        (293)  $      1,020
                                      =============    ============    =============    =============   ============

Weighted average limited partnership
   units outstanding                  $     739,966    $     742,719   $     744,600    $     746,378   $   710,779
                                      =============    ============    =============    =============   ============

 Net (loss) income per weighted
   average  limited partnership unit  $       (4.71)   $     (10.55)   $       (1.59)   $      (0.04)   $       0.14
                                      =============    ============    =============    =============   ============

 Distributions to limited partners    $   3,924,505    $  6,040,214    $   8,000,244    $   8,022,337   $  7,640,879
                                      =============    ============    =============    =============   ===========

 Distributions per weighted average
   limited partnership unit           $        5.30    $       8.13    $       10.74    $       10.75   $      10.75
                                      =============    ============    =============    =============   ============

 Distributions to the General Partner $      40,221    $     61,012    $      80,811    $      81,039   $     77,127
                                      =============    ============    =============    =============   ============

                                                    December 31,
                       -------------------------------------------------------------------------
                       2004              2003             2002               2001          2000
                       ----              ----             ----               ----          ----
 Total assets      $55,918,196      $48,073,352       $91,208,154       $107,774,081     $130,291,422
                   ===========      ===========       ===========       ============     ============
 Notes payable     $38,271,477      $23,358,727       $51,474,674       $ 59,507,566     $ 73,114,595
                   ===========      ===========       ===========       ============     ============
 Partner's equity  $16,607,978      $23,604,943       $37,661,379       $ 47,108,809     $ 55,293,693
                   ===========      ===========       ===========       ============     ============

     (a) In 2003 we had an early termination of two leases of approximately $2,547,000 or approximately $3.40 per limited partnership unit.

     (a) In 2002 we had an early termination of two leases due to the bankruptcy filing of the lessee and the expiration of five leases of approximately $2,498,000 or approximately $3.30 per limited partnership unit.

     (b) In 2003 we had losses from terminated leases of approximately $7,365,000 or approximately $9.90 per limited partnership unit.

     (b) In 2002 we had a full year effect of the 2001 reclassification in the amount of approximately $1,287,000 or approximately $1.70 per. limited partnership unit. We also recorded a provision for bad debt of $300,000 or approximately $.40 per limited partnership unit.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.       Overview

     We are an equipment leasing business formed on July 9, 1997. We began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be borrowed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through the summer of 2005.

     Capital Resources and Liquidity

     We initially invested most of the net proceeds from our offering in items of equipment subject to a lease. Additionally, additional investments have been made with the cash generated from our initial investments to the extent that cash has not been needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we completed the offering of limited partnership interests, which we may extend at our discretion for an additional three years. That time frame is called the "reinvestment period." After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his units for at least 10 years from the time he invests.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Industry:

o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. The lease has a remaining term of 30 months. Our portion of the purchase price was approximately $18,999,000 consisting of approximately $3,783,000 in cash and the assumption of non-recourse debt of approximately $15,216,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease.

o We have a 100% interest in a Boeing 737-200 aircraft on lease to America West Corporation. The lease is scheduled to expire on December 31, 2005. The total aggregate purchase price was approximately $6,569,000 consisting of approximately $1,535,000 in cash and the assumption of non-recourse debt of approximately $5,034,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease.

o We have a 100% interest in a Boeing 737-200 aircraft on lease to America West Corporation. The lease is scheduled to expire on December 31, 2005. The total aggregate purchase price was approximately $6,650,000 consisting of approximately $1,615,000 in cash and the assumption of non-recourse debt of approximately $5,035,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease.

o We have a 100% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways and Sabena Oman. The aggregate purchase price of the parts for Sabena Belgian World Airways and Sabena Oman was $2,978,345 and $1,961,000, respectively. All of this equipment is currently off lease and being remarketed.

     Energy Industry

o We have a 99.4975% interest in equipment used in a coal handling facility on lease to PGE. The lease has been extended and is currently scheduled to expire on July 23, 2010, at which time the lessee has the option to renew for another 20 years. The purchase price of the equipment was approximately $27,422,000, consisting of approximately $15,193,000 in cash and the assumption of non-recourse debt of approximately $12,229,000. On May 6, 2004, we refinanced our non-recourse debt for $11,193,368 which is due on January 23, 2010 and accrues interest at 3.65% per year. We are currently in negotiations with PGE for the purchase of the coal handling facility from us and anticipate completion of the sale during 2005.

o We have a 100% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco Plc. The lease is scheduled to expire on January 1, 2008. The purchase price of the equipment was approximately $12,923,000, consisting of approximately $5,628,000 in cash and the assumption of approximately $7,295,000 of non-recourse debt.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known or anticipated re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the partners and paid monthly (up until the disposition period).

     Portfolio Activity

     Acquisition of 1979 McDonnell Douglas DC-10-30F Aircraft

     During March 2004, we and Fund Ten, an affiliate, formed a joint venture, ICON Aircraft 46837, for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to FedEx with a remaining lease term of 36 months. We initially acquired a 28.6% ownership interest in this joint venture for approximately $6,065,000, consisting of approximately $1,100,000 in cash and the assumption of approximately $4,965,000 of non-recourse debt.

     We had an option to acquire an additional 61.4% ownership interest from Fund Ten. The cost of the option was $419,672, which included $10,000 paid to Fund Ten and $409,672 paid to the General Partner as an acquisition fee. During the third quarter 2004 this option was exercised and Fund Ten sold 61.4% of its ownership interest to us giving us a 90% ownership interest in ICON Aircraft 46837. Fund Ten received $2,296,879 from us.

     Acquisition of Additional Interest in ICON/Boardman Facility

     We and several affiliates have ownership interests in a joint venture, ICON BF, for the purpose of acquiring a coal handling facility on lease with PGE, a utility company. On September 24, 2004, L.P. Seven assigned its entire .0525% ownership interest in ICON BF to us for $65,325, thereby increasing our ownership in ICON BF to 99.4975%. This assignment was made in order for L.P.
Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (Refer to Financing and Borrowings located in Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON BF at September 24, 2004. This amount was determined to represent the fair value of the Partnership's interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

     Sale of Boeing Aircraft

     During July 2004, one of our joint ventures, ICON Aircraft 24846, sold its only asset, a Boeing 767-300ER, for a loss of approximately $601,800 of which our share was approximately $12,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's current fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if we were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Dissolution of AIC Trust

     ICON AIC/Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected, and distributed. On September 30, 2004, AIC Trust was dissolved. We recognized a gain of $177,832 from the dissolution of its investment in AIC Trust.

     Acquisition of Rowan Cash Flow

     On November 24, 2004, L.P. Seven assigned .8% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $200,000. This assignment was made in order for L.P. Seven to repay its outstanding debt obligation to us as required by the Contribution Agreement, which is more fully explained elsewhere in this document (See Financing and Borrowings located in the Liquidity and Capital Resources section). This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Sale of Airplane Rotables

     For the year ended December 31, 2004, we sold approximately $108,000 in airplane rotables. This amount has been recorded as a recovery of the cost of the equipment held for sale or lease investment therefore; no gain or loss has been recognized.

     Modular Furniture

     We had a 100% ownership interest in modular furniture on lease to Varilease Corporation as lessor and E*Trade Corporation as lessee. During November 2004, we were notified of the lessee's intent to exercise its fair market value purchase option. The lease expired during February 2005 and Varilease Corporation purchased the equipment for $252,137 in cash. We received the cash in February 2005, resulting in a gain of $62,518.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Air Transportation Industry

     The domestic aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future especially with the recent increases in the price of gasoline and the fare wars within the domestic air transportation industry. We are optimistic that a recovery will occur within two to three years. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft to be even less than suggested by recent appraisals.

     Energy Industry

     The energy industry, which includes our investment in the coal handling facility and our investment in the tug boat, is highly cyclical and dependent on numerous factors, including the current level of exploration and development of offshore oil areas. Despite the current high prices of oil, oil companies are reluctant to make the capital investment necessary in shelf drilling, as the high energy prices are perceived as being temporary by oil companies.

     Inability to Remarket Assets

     The market for some of our assets is not very liquid. If current equipment lessees choose not to renew their leases or purchase other equipment upon expiration of the existing lease, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee for our assets, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the appraised value.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the Manager to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.

     We  applied  our  critical   accounting  policies  and  estimation  methods
consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process the Investment Committee determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     b. Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:

                                                                Years Ended December 31,
                                                             2004           2003        Change
                                                             ----           ----        ------

Total revenue                                          $   7,581,851   $  8,406,757   $ (824,906)
                                                       =============   ===========    ==========

Rental income                                             $4,853,982   $  4,242,768   $  611,214
Finance income                                             2,331,181      2,924,694     (593,513)
Income (loss) from investments in joint ventures             120,762        (53,618)     174,380
Net gain (loss) on sales of equipment                             -         675,825     (675,825)
Gain from investment in unguaranteed residual values         124,206        616,690     (492,484)
Interest and other income                                    151,720            398      151,322

     Revenues for 2004, decreased by $824,906 or 10% as compared to 2003. The increase in rental income is due primarily to the consolidation of a joint venture, ICON Aircraft 46837 for the six months ended December 31, 2004. The decrease in finance income is due to several factors. We renegotiated of one of our leases with Regus Business Center ("Regus") during 2003 which resulted to a reduction of finance income during 2004. The renegotiation was related to a bankruptcy filing by Regus. Additionally, there were two lease terminations with Rental Services Corp., during 2003 and another lease termination with E*Trade during 2003. The increase in income (loss) from investments in joint ventures is due primarily to the gain we realized on AIG of $177,832. During 2004 we did not recognize any gain on sales of equipment while we did have equipment sales in 2003.

     Since January 1, 2005 through March 20, 2005, we entered into the following sales transaction:

o On February 28, 2005, the E*Trade Group, Inc. exercised its buyout option under the lease and purchased the Tekion Modular Furniture for $252,137, resulting in a gain of $62,518.


         Expenses for 2004 and 2003 are summarized as follows:

                                                                   Years Ended December 31,
                                                               2004              2003            Change
                                                               ----              ----            ------
Total expenses                                         $   11,103,204   $   16,319,391   $        (5,216,187)
                                                       ===============   ==============   ====================

Loss on lease termination                                        3,420        7,365,477            (7,362,057)
Depreciation                                                 4,345,375        3,486,214               859,161
Interest                                                     1,955,361        3,389,986            (1,434,625)
General and administrative                                     271,914          834,950              (563,036)
Management fees - General Partner                              538,159          737,943              (199,784)
Administrative expense reimbursements -
  General Partner                                              301,704          292,117                 9,587
Amortization of initial direct costs                           247,355          198,211                49,144
Bad debt (reversal) expense                                   (102,879)              -               (102,879)
Impairment loss                                              3,529,480               -              3,529,480
Minority interest                                               13,315           14,493                (1,178)

     Expenses for 2004 decreased by $5,216,187 or 32%, over 2003. The decrease in loss on lease terminations is due to the lease default of Sky Airlines in 2003 while there were no similar lease defaults in 2004. The increase in depreciation expense is due principally to the consolidation of a joint venture, ICON Aircraft 46837 for the six months ended December 31, 2004. The decrease in interest expense is due to the termination of operating leases during 2003 which had non-recourse debt, Boeing and Sky Airlines. Additionally, the decrease in interest expense is also due to the decrease in the principle balance of the debt during the year. The decrease in general and administrative expenses was primarily due to a reduction in professional fees due to the above mentioned reduction in fund activity. The decreases in management fees - General Partner were a result of the reduction in the average size of the Partnership's lease portfolio in 2003: E* Trade, Sky Airlines and Boeing leases. The decrease in general and administrative expenses was primarily due to a decrease in professional fees and remarketing fees. During 2004 management determined that the two America West Boeing 737-200 aircraft were impaired and recorded an impairment charge.

     Net Loss

     As a result of the factors discussed above, the net loss for 2004 and 2003 was $3,521,353 and $7,912,634 respectively. The net loss per weighted average number of limited partner's shares outstanding was $4.71 and $10.55 for 2004 and 2003, respectively.

     c. Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

         Revenue for 2003 and 2002 are summarized as follows:

                                                                      Years Ended December 31,
                                                                   2003             2002            Change
                                                                   ----             ----            ------
Total revenue                                               $    8,406,757   $   11,200,364    $   (2,793,607)
                                                            ==============   ===============   ===============
Rental income                                               $    4,242,768   $    6,790,022    $   (2,547,254)
Finance income                                                   2,924,694        4,663,843        (1,739,149)
Income (loss) from investments in joint ventures                   (53,618)         122,305          (175,923)
Net gain (loss) on sales of equipment                              675,825         (404,710)        1,080,535
Gain from investment in unguaranteed residual values               616,690          -                 616,690
Interest and other income                                              398           28,904           (28,506)

     Revenue for 2003 decreased by $2,793,607, or 25%, as compared to 2002. Revenues decreased primarily due to the fact that finance lease income decreased due to the continued collection of the related finance lease receivables, which reduced the investments on which such revenue is based. In addition, one lease was terminated in an early buy-out by the lessee, E-Trade, one lease, Petsmart expired in accordance its scheduled term. Rental income from operating leases decreased due to the early termination of the Boeing Connexion and Sky Airlines leases and the maturing of the Sabena Lease of which the equipment is currently being held for sale.

         Expenses for 2003 and 2002 are summarized as follows:

                                                           Years Ended December 31,
                                                       2003                 2002              Change
                                                       ----                 ----              ------
Total expenses                                   $    16,319,391   $     12,397,044   $      3,922,347
                                                 ===============  =================   ================
Loss on lease termination                              7,365,477                 -           7,365,477
Depreciation                                           3,486,214          4,016,556           (530,342)
Interest                                               3,389,986          5,181,248         (1,791,262)
General and administrative                               834,950            936,992           (102,042)
Management fees - General Partner                        737,943          1,128,431           (390,488)
Administrative expense reimbursements -
  General Partner                                        292,117            488,133           (196,016)
Amortization of initial direct costs                     198,211            332,183           (133,972)
Bad debt (reversal) expense                                   -             300,000           (300,000)
Impairment loss                                               -                  -                  -
Minority interest                                         14,493             13,501                992

     Expenses for 2003 increased by $3,922,347 or 32% as compared to 2002. The increase is primarily the result that we experienced a loss of $7,365,477 on leases terminated as described in Note 5 of the 2003 financial statements which it did not experience in 2002. This loss offsets decreases due to the decrease in depreciation due to the early termination of two leases described in Note 5 of the 2003 financial statements related to the terminated leases in 2003. Interest expense decreased due primarily to the repayment of non-recourse indebtedness by the application of lease payments in accordance with the repayment schedules, and partially offset by the interest associated with an increase in recourse debt. General and administrative expenses decreased due primarily to a reduction in the unamortized balances of legal fees, appraisal and inspection costs that were capitalized under the balance sheet caption "Other Assets" at leases inception. Management fees - General Partner decreased consistent with the change in lease payments on which such fees are based. Administrative expense reimbursements - General Partner decreased consistent with our level of operations. Amortization of initial direct costs decreased due principally to the continued reduction of the amortizable balance of initial direct costs and the method used to calculate amortization of initial direct costs on finance leases.

     Based upon our review of receivables and the credit quality of our lessees, there was a bad debt expense recorded of $300,000 in 2002. We did not record such a provision for impairment in 2003.

     Net Loss

     As a result of the foregoing factors, the net loss for the years ended December 31, 2003 and 2002 was $7,912,634, $1,196,680 respectively. The net loss per weighted average number of limited partner's shares outstanding was $10.55 and $1.59, for 2003 and 2002, respectively.

     d. Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future.

     Our main source of cash during 2004 and 2003 was from financing activities. We increased our non-recourse and recourse debt by approximately, $11,193,000 and $6,015,000, respectively during 2004. During 2003 we increased our non-recourse and recourse debt by approximately, $3,685,000 and $2,625,000, respectively. Additionally, we received cash from investing activities during 2004 from proceeds from sales of equipment of approximately $1,275,000 and from distributions from our joint ventures of approximately $650,000. During 2003 we received cash from investing activities from proceeds from the sale of equipment and investments in unguaranteed residual values of approximately $1,662,000 and $1,718,000, respectively and from distributions from our joint ventures of approximately $339,000.

     Our primary cash outflow during 2004 was for distributions to partners of approximately $3,965,000, repayment of non-recourse and recourse debt of approximately $3,620,000 and $5,575,000, respectively, and investment in options and joint ventures of approximately $3,950,000. Our primary cash outflow during 2003 was for distributions to partners of approximately $6,101,000, and repayment of non-recourse and recourse debt of approximately $2,246,000 and $353,000, respectively.

         We have amounts available to borrow, if necessary, under our line of credit agreement with Comerica Bank.

     Financings and Borrowings

     We have non-recourse debt in which the lenders are paid directly by the lessees. This non-recourse debt accrues interest at rates ranging from 3.65% per year to 10.63% per year. On May 6, 2004, we refinanced our non-recourse debt for $11,193,368 which is due on November 23, 2010 and accrues interest at 3.65% per year. We used a majority of these proceeds to pay our recourse debt under the Second Amended and Restated Contribution Agreement dated as of July 29, 2004.

     We and certain of our affiliates, specifically; L.P. Seven; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), were parties to a Loan and Security Agreement dated as of May 30, 2002, as amended (the "Loan Agreement"). Under the terms of the Loan Agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Such Loan Agreement, effective August 5, 2004, was amended to add Fund Ten as a borrower to the Loan Agreement. On December 6, 2004, the Initial Funds and Fund Ten, entered into a Sixth Amendment to the Loan and Security Agreement with Comerica Bank wherein the maturity date of the loan was extended from December 31, 2004 to December 30, 2005. The Loan and Security Agreement provides for a joint and several line of credit of up to $17,500,000 collateralized by the present value of rents receivable and equipment owned by the borrowers.

     In connection with the Loan Agreement, the Initial Funds previously entered into a Contribution Agreement dated as of May 30, 2002, as amended (the "Contribution Agreement"). Pursuant to the Contribution Agreement, the Initial Funds agreed to restrictions on the amount and the terms of their respective borrowings under the Loan Agreement in order to minimize the unlikely risk that a Fund would not be able to repay its allocable portion of the outstanding revolving loan obligation at any time, including restrictions on any Fund borrowing in excess of the lesser of (A) an amount each Fund could reasonably expect to repay in one year out of its projected free cash flow, or (B) the greater of (i) the Borrowing Base (as defined in the line of credit agreement) as applied to such Fund, and (ii) 50% of the net worth of such Fund. The Contribution Agreement provides that, in the event a Fund pays an amount under the agreement in excess of its allocable share of the obligation under the agreement whether by reason of an Event of Default or otherwise, the other Funds will promptly make a contribution payment to such Fund in such amount that the aggregate amount paid by each Fund reflects its allocable share of the aggregate obligations under the agreement. The Initial Funds' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Fund. In order to facilitate Fund Tens' addition to the Contribution Agreement, the Initial Funds entered into a Second Amended and Restated Contribution Agreement effective as of August 5, 2004. The Second Amended and Restated Contribution Agreement contains substantially identical terms and limitations as did the original Contribution Agreement.

     During 2004, we paid Comerica Bank a portion of the outstanding obligations of L.P. Seven. As required under the terms of the Contribution Agreement, L.P. Seven was required to promptly repay us the amounts we have paid on L.P. Seven's behalf. Since L.P. Seven did not have sufficient liquidity to repay us, L.P. Seven assigned to us interests in certain joint venture investments as full repayment of monies due to us.

     On September 24, 2004, L.P. Seven assigned its entire .0525% ownership interest in ICON BF to us for $65,325, thereby increasing our ownership in ICON BF to 99.4975%. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON BF at September 24, 2004. This amount was determined to represent the fair value of the Partnership's interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

     On November 24, 2004, L.P. Seven assigned .8% of its interest in the profits, losses and future cash flows of a mobile offshore drilling rig, subject to a lease with Rowan Companies, Inc. to us for $200,000. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal.

     Effective March 8, 2005, the Initial Funds and ICON Income Fund Ten LLC entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $10,272,992 at December 31, 2004. We currently have borrowings in the amount of $4,625,000.

     Distributions

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which we anticipate will be during the summer of 2005. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our limited partners totaling $3,924,505, $6,040,214 and $8,000,244, respectively. For the years ended December 31, 2004 2003 and 2002, we paid distributions to our general partner totaling $40,221, $61,012 and $80,811, respectively.

     Commitments

     At December 31, 2004 we are party to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. The recourse debt relates to the Comerica Bank line of credit which is more fully discussed in the financings and borrowings section above. Principal maturities of our notes payable consist of the following at December 31, 2004:

               Year Ending
              December 31,
                  2005                        $    15,167,353
                  2006                             10,615,803
                  2007                              4,757,112
                  2008                              5,270,773
                  2009                              1,614,188
                 Thereafter                           846,248
                                                 ------------

                                              $    38,271,477

     Risks & Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The current market is improving for wide-body freighters, such as 1979 McDonnell Douglas DC-10-30F, but the market is still soft. It is expected that there may be a gradual improvement during 2005 and full recovery for freighter aircraft by lease termination. While the market for these aircraft is cyclical, there can be no assurance that the market will recover by lease termination. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the 1979 McDonnell Douglas DC-10-30F aircraft currently on lease to FedEx.

o Our operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact our financial results and the economic value of our assets.

o We may face difficulty remarketing the aircraft rotables. Due to the current condition of the airline industry, there is a depressed market for these rotables. Therefore, we cannot assure when, or if, we will be able to re-sell these rotables.

o Some states require relatively burdensome processes to repossess and sell equipment subject to a defaulted debt. In the event repossession is required, there is no assurance that we will be able to quickly repossess the asset and remarket it.

o The energy industry is highly cyclical and dependent on numerous factors, including the current level of exploration and development of offshore oil areas. Despite the current high prices of oil, oil companies are reluctant to make the capital investment necessary in shelf drilling, as the high energy prices are perceived as being temporary by oil companies. As such, while it is hoped that the remaining industry will recover, a continuing depressed market will affect the resale value of our remaining supply vessel.

o The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition and sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

Item 8.  Consolidated Financial Statements and Supplementary Data

 Index to Financial Statements

 Report of Independent Registered Public Accounting Firm              21

 Consolidated Balance Sheets at December 31, 2004 and 2003            22-23

 Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003 and 2002                                   24

 Consolidated Statement of Changes in Partners' Equity
   for the Years Ended December 31, 2002, 2003 and 2004               25

 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002                                   26-27

 Notes to Consolidated Financial Statements                           28-42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight A L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company, LLP

April 1, 2005
New York, New York

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS

                                                   2004         2003
                                                   ----         ----

Cash and cash equivalents                   $     718,195   $     52,101
                                            -------------   -------------

Investments in finance leases:
  Minimum rents receivable                      5,142,302     10,827,643
  Estimated unguaranteed residual values       16,589,619     26,686,729
  Initial direct costs, net                        97,999        248,472
  Unearned income                              (1,318,548)    (3,697,612)
  Allowance for doubtful accounts                (125,842)      (228,721)
                                            --------------  -------------

     Net investments in finance leases         20,385,530     33,836,511
                                            -------------   ------------

Investments in operating leases:
  Equipment, at cost                           37,873,680     10,765,766
  Accumulated depreciation                     (7,752,404)    (2,202,024)
                                            --------------  -------------

     Net investments in operating leases       30,121,276      8,563,742
                                            -------------   ------------

Equipment held for sale or lease, net           1,621,154      2,505,332
Investments in estimated unguaranteed
   residual values                              1,997,000      1,997,000
Investments in joint ventures                     274,054        693,023
Due from affiliates                                    -         295,386
Convertible notes receivable                      625,000             -
Other assets, net                                 175,987        130,257
                                            -------------   ------------

     Total assets                           $  55,918,196   $ 48,073,352
                                            =============   ============

See accompanying notes to consolidated financial statements.

                                                        (continued on next page)

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY


                                                              2004           2003
                                                              ----           ----

Notes payable - non-recourse                          $    33,646,477   $   19,174,180
Notes and accrued interest payable - recourse               4,625,000        4,184,547
Due to affiliates                                              73,682          236,822
Deferred rental income                                        540,114               -
Security deposits and other payables                              818          731,628
Minority interest                                             424,127          141,232
                                                      ---------------   --------------

  Total liabilities                                        39,310,218       24,468,409
                                                      ---------------   --------------

Commitments and contingencies

Partners' equity:
  General Partner                                            (489,833)        (414,398)
  Limited Partners: (739,515.40 and 742,308.87 units
    outstanding, $100 per unit original issue price)        16,472,811      24,019,341
  Accumulated other comprehensive income                      625,000             -
                                                      ---------------   -------------

  Total partners' equity                                   16,607,978       23,604,943
                                                      ---------------   --------------

  Total liabilities and partners' equity              $    55,918,196   $   48,073,352
                                                      ===============   ==============

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,


                                                                           2004             2003            2002
                                                                           ----             ----            -----

 Revenue:
      Rental income                                              $       4,853,982   $      4,242,768    $      6,790,022
      Finance income                                                     2,331,181          2,924,694           4,663,843
      Income (loss) from investments in joint ventures                     120,762            (53,618)            122,305
      Net gain (loss) on sales of equipment                                     -             675,825            (404,710)
      Gain from investment in unguaranteed residual values                 124,206            616,690                  -
      Interest and other income                                            151,720                398              28,904
                                                                 -----------------   ----------------    ----------------

        Total revenue                                                    7,581,851          8,406,757          11,200,364
                                                                 -----------------   ----------------    ----------------

 Expenses:
      Loss on lease termination                                              3,420          7,365,477                  -
      Depreciation                                                       4,345,375          3,486,214           4,016,556
      Interest                                                           1,955,361          3,389,986           5,181,248
      General and administrative                                           271,914            834,950             936,992
      Management fees - General Partner                                    538,159            737,943           1,128,431
      Administrative expense reimbursements - General Partner              301,704            292,117             488,133
      Amortization of initial direct costs                                 247,355            198,211             332,183
      Bad debt (reversal) expense                                         (102,879)                -              300,000
      Impairment loss                                                    3,529,480                 -                   -
      Minority interest                                                     13,315             14,493              13,501
                                                                 -----------------   ----------------    ----------------

        Total expenses                                                  11,103,204         16,319,391          12,397,044
                                                                ------------------   ----------------    ----------------

 Net loss                                                        $      (3,521,353)  $     (7,912,634)   $     (1,196,680)
                                                                 =================  =================    ================

 Net loss allocable to:
      Limited Partners                                           $      (3,486,139)  $     (7,833,508)   $     (1,184,713)
      General Partner                                                      (35,214)           (79,126)            (11,967)
                                                                ------------------   ----------------   -----------------

                                                                 $      (3,521,353)  $     (7,912,634)   $     (1,196,680)
                                                                 =================   ================    ================

 Weighted average number of limited partnership
     units outstanding                                                     739,966            742,719             744,600
                                                                 =================   ================    ================

 Net loss per weighted average limited
   partnership unit                                              $          (4.71)   $        (10.55)    $          (1.59)
                                                                 ================    ===============     ================

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                    Statement of Changes in Partners' Equity
                  Years Ended December 31, 2002, 2003 and 2004


                                       Limited Partner Distributions                                  Accumulated
                                       (Per weighted average unit)                                       Other          Total
                                        Return of     Investment     Limited          General        Comprehensive      Partners'
                                         Capital       Income       Partners          Partner         Income (Loss)*    Equity
                                         ------        ------       --------          -------         ------------      ------


Balance, January 1, 2002                                           $  47,290,291     $    (181,482)    $    -       $  47,108,809

Limited partnership units redeemed
         (2,893.62 units)                                               (169,695)            -              -            (169,695)
Cash distributions to partners           $  10.74      $  -           (8,000,244)          (80,811)         -          (8,081,055)
Net loss                                                              (1,184,713)          (11,967)         -          (1,196,680)
                                                                   -------------     -------------     ----------   -------------

Balance, December 31, 2002                                            37,935,639          (274,260)         -          37,661,379
Limited partnership units redeemed
         (661.40 units)                                                  (42,576)          -                -             (42,576)
 Cash distributions to partners           $  8.13       $  -          (6,040,214)          (61,012)         -          (6,101,226)
 Net loss                                                             (7,833,508)          (79,126)         -          (7,912,634)
                                                                   -------------     -------------     ----------   -------------
Balance, December 31, 2003                                            24,019,341          (414,398)         -          23,604,943
Limited partnership units redeemed
         (2,793.4670 units)                                             (135,886)          -                -            (135,886)
 Cash distributions to partners           $  5.30       $  -          (3,924,505)          (40,221)         -          (3,964,726)
 Valuation adjustment on convertible notes                                 -               -              625,000         625,000
 Net loss                                                             (3,486,139)          (35,214)         -          (3,521,353)
                                                                   -------------     --------------    ----------   -------------

Balance, December 31, 2004                                         $  16,472,811     $    (489,833)    $  625,000   $  16,607,978
                                                                   =============     =============     ==========   =============

* See Note 15 for statement of other comprehensive income (loss).

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



 Increase (decrease) in cash and cash equivalents                 2004             2003           2002
                                                                  ----             ----           ----

 Cash flows from operating activities
    Net loss                                               $   (3,521,353)  $   (7,912,634)  $    (1,196,680)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Rental income paid directly to lenders by lessees      (4,131,697)      (4,072,768)       (6,375,250)
        Interest expense on non-recourse financing
           paid directly to lenders by lessees                  1,542,589        2,867,181         4,747,596
        Finance income portion of receivable
         paid directly to lenders by lessees                   (2,331,181)      (2,488,027)       (4,081,646)
        Net (gain) loss on sales of equipment                         -           (675,825)          404,710
        Gain on sale of investment in unguaranteed
         residual value                                               -           (616,690)             -
        Loss on lease termination                                   3,420        7,365,477              -
        Amortization of initial direct costs and loan fees        247,355          198,211           332,183
        Bad debt (reversal) expense                              (102,879)            -              300,000
        Impairment loss                                         3,529,480             -
        Depreciation                                            4,345,375        3,486,214         4,016,556
        (Income) loss from investments in joint ventures         (120,762)          53,618          (122,305)
        Minority interest                                          13,315           14,493            13,501
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables        747,763          302,374         1,280,938
        Other assets                                              (68,695)         697,471           623,189
        Due to affiliates, net                                    157,299         (288,616)          114,771
        Deferred income                                          (607,050)            -                 -
        Security deposits and other payables                     (579,875)        (983,682)          670,842
                                                           --------------   --------------   ---------------

 Net cash (used in) provided by operating activities             (876,896)      (2,053,203)          728,405
                                                           --------------   --------------   ---------------

 Cash flows from investing activities:
    Investment in operating leases                             (3,946,759)            -                -
    Proceeds from investments in
      unguaranteed residual values                                     -         1,717,774         1,186,863
    Proceeds from sales of equipment                            1,275,355        1,661,898         1,144,010
    Loans and advances to affiliate                              (265,000)            -                -
    Distributions to Minority Interest in Joint Ventures          (72,812)            -                -
    Contributions made to joint ventures                          (11,540)
    Distributions received from joint ventures                    649,661          339,151           811,996
                                                           --------------   --------------   ---------------

 Net cash (used in) provided by investing activities           (2,371,095)       3,718,823         3,142,869
                                                           --------------   --------------   --------------

 Cash flows from financing activities:
    Cash distributions to partners                             (3,964,726)      (6,101,226)       (8,081,055)
    Redemption of additional members' shares                     (135,886)         (42,576)         (169,695)
    Proceeds from notes payable - non-recourse                 11,193,368        3,684,718              -
    Principal payments on notes payable - non-recourse         (3,619,124)      (2,246,324)
    Proceeds from notes payable - recourse                      6,015,000        2,625,000         3,805,871
    Principal payments on notes payable - recourse             (5,574,547)        (353,039)       (1,819,912)
                                                           --------------   --------------   ---------------

 Net cash provided by (used in) financing activities            3,914,085       (2,433,447)       (6,264,791)
                                                           --------------   --------------   --------------

 Net increase (decrease) in cash and cash equivalents             666,094         (767,827)       (2,393,517)
 Cash and cash equivalents, beginning of the year                  52,101          819,928         3,213,445
                                                           --------------   --------------   ---------------

 Cash and cash equivalents, end of the year                $      718,195   $       52,101   $      819,928
                                                           ==============   ==============   ==============


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                     2004          2003            2002
                                                                     ----          ----            ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $     412,872    $     522,805    $    433,652
                                                               =============    =============    ============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest from finance lease
     paid directly to lenders by lessees                       $   9,860,637    $   7,375,749    $  8,391,197
                                                               =============    =============    ============
    Transfer of investment in operating leases, net of accumulated
      depreciation, to equipment held for sale or lease        $         -      $       -        $  1,189,167
                                                               =============    =============    ============
    Transfer of investment in finance leases
      to equipment held for sale or lease                      $         -      $       -        $  2,281,412
                                                               =============    =============    ============
    Transfer of residual to investment in operating leases     $   8,034,770    $       -        $        -
                                                               =============    =============    ============
    Joint venture interests acquired from affiliate in exchange
      for amounts owed                                         $     265,000    $       -        $        -
                                                               =============    =============    ============
    Non recourse debt acquired through majority ownership of
       a previously minority owned joint venture               $  15,216,101    $       -        $        -
                                                               =============    =============    ============
    Investment in operating lease acquired through majority ownership
      of a previously minority owned joint venture             $  20,700,354    $       -        $        -
                                                               =============    =============    ============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)    Organization

     ICON Income Fund Eight A L.P. (the "Partnership"), was formed on July 9, 1997 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The Partnership's principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which the Partnership anticipates ending on May 17, 2008, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) when the Partnership starts its disposition period, sell our investments and distribute the cash from sales of such investments to our partners.

     The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units at $100 per unit representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the final closing date, 737,965.04 additional units were admitted representing $73,796,504 of capital contributions bringing the total admission to 749,965.04 units totaling $74,996,504 in capital contributions. Between the date of the final closing and December 31, 2004, the Partnership redeemed 10,449.64 limited partnership units leaving 739,515.40 limited partnership units outstanding at December 31, 2004.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)  Summary of Significant Accounting Policies - continued

     Cash and Cash Equivalents

         Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across the different industry segments within the United States of America and throughout the world; accordingly the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investments in Operating Leases

     Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairment

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)  Summary of Significant Accounting Policies - continued

     Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or fair value expected to be realized upon sale or lease and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Estimated Unguaranteed Residual Values

     The Partnership carries its estimated unguaranteed residual value at the estimated unrecovered cost at lease termination. The value is equal to or less than market value, and is subject to the Partnership's policy relating to impairment review.

     Convertible Notes Receivable

     The Partnership classifies its investments in convertible notes receivable as available for sale. Available for sale securities are recorded at fair value based upon quoted market prices or the General Partner's best estimate if quoted market prices are not available. Unrealized gains and losses during the year are reflected in other comprehensive income which is a component of partners' equity.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

     Revenue Recognition

     The Partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)  Summary of Significant Accounting Policies - continued

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred rental income is the difference between the timing of the cash payments and the rentals recognized on a straight line basis.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value. The estimated fair value of the Partnership's notes payable at December 31, 2004 is approximately $32,476,000.

     Use of Estimates

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

     Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003


(3)    Joint Ventures

     The Partnership and its affiliates, entities also managed by the General Partner, formed six joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

         The two joint ventures described below are majority owned and consolidated with the Partnership.

     ICON Aircraft 46837, LLC

     On March 31, 2004 the Partnership and ICON Income Fund Ten, LLC ("Fund Ten"), an affiliate, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. The Partnership acquired a 28.6% ownership interest in this joint venture for a total of approximately $6,065,000, consisting of approximately $1,100,000 in cash and the assumption of approximately $4,965,000 of non-recourse debt. The non-recourse debt accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. Legal and bank fees of $238,621 were also paid and capitalized as part of the cost of the aircraft.

     The Partnership had an option to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from Fund Ten. The cost of the option was $419,672, which included $10,000 paid to Fund Ten and $409,672 paid to the General Partner as an acquisition fee. During the third quarter 2004, the option was exercised and Fund Ten sold 61.4% of its ownership interest to the Partnership giving the Partnership a 90% ownership interest in ICON Aircraft 46837. Fund Ten received approximately $2,297,000 for its 61.40% interest. The Partnership consolidates ICON Aircraft 46837's balance sheet at December 31, 2004 and the results of operations and cash flows for the six months ended December 31, 2004. The outstanding balance of the non-recourse debt secured by this aircraft was $12,803,882 at December 31, 2004.

     ICON/Boardman Facility LLC

     The Partnership and two affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON/Boardman Facility LLC ("ICON BF") for the purpose of acquiring a coal handling facility on lease with Portland General Electric ("PGE"), a utility company. Prior to September 24, 2004 the Partnership, L.P. Seven and L.P. Six owned 98.995%, ..5025%, and .5025% interests, respectively, in ICON BF.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     As discussed in Note 10, in connection with the Comerica Bank Loan and Security Agreement, the Partnership entered into a Contribution Agreement with ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), ICON Income Fund Eight B L.P. ("Fund Eight B"), ICON Income Fund Nine, LLC ("Fund Nine") Fund Ten (each a "Borrower" and collectively, "the Borrowers") which requires a Borrower to repay another Borrowers obligations to Comerica Bank as long as the repaid amounts are promptly reimbursed to the paying Borrower. Effective September 24, 2004, the L.P. Seven assigned its entire .5025% interest in ICON BF to the Partnership in exchange for $65,325 to partially satisfy L.P. Seven's obligations to the Partnership for amounts paid under the Contribution Agreement. This amount was determined to represent the fair value of L.P. Seven's interest in ICON BF based upon the expected net proceeds from the anticipated sale of the coal handling facility.

     ICON BF is currently in negotiations with PGE for the purchase of the coal handling facility from ICON BF. The sale is expected to be completed during 2005 with PGE acquiring ownership of the coal handling facility.

     The four joint ventures described below are minority owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON/AIC Trust

     The Partnership and two affiliates, L.P. Six and L.P. Seven formed, ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of equipment leases located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31, 2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected and distributed. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Six and L.P. Seven owned interests of 43.73%, 25.51% and 30.76%, respectively.

     The Partnership recognized an additional $177,832 of foreign currency translation gains from the transaction which is included in income from investments in joint ventures in the accompanying consolidated statement of operations.

     Information as to the financial position and results of operations of AIC Trust at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                          December 31,
                                                     2004              2003
                                                 -------------    -------------
         Assets                                  $           -    $   1,330,632
                                                 =============    =============
         Liabilities                             $           -    $           -
                                                 =============    =============
         Equity                                  $           -    $   1,330,632
                                                 =============    =============
         Partnership's share of equity           $           -    $     581,886
                                                 =============    =============

                                                    Years Ended December 31,
                                                     2004              2003
                                                 -------------    -------------
         Net income                              $       7,700    $      37,009
                                                 =============    =============
         Partnership's share of net income       $       3,367    $      16,184
                                                 =============    =============
         Distributions                           $   1,378,141    $   1,396,948
                                                 =============    =============
         Partnership's share of distributions    $     602,661    $     610,885
                                                 =============    =============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Aircraft 24846 LLC

     The Partnership and two affiliates, L.P. Seven and Fund Eight B, formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, L.P. Seven and Fund Eight B had ownership interests of 2.0%, 2.0% and 96.0%, respectively.

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a net loss on the sale of approximately $601,800, of which the Partnership's share was approximately $12,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if the Partnership were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

     Information as to the financial position and results of operations of ICON Aircraft 24846 at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                   December 31,
                                              2004              2003
                                          -------------    -------------
Assets                                    $           -    $  36,430,187
                                          =============    =============
Liabilities                               $           -    $  34,493,632
                                          =============    =============
Equity                                    $           -    $   1,938,555
                                          =============    =============
Partnership's share of equity             $           -    $      38,771
                                          =============    =============

                                             Years Ended December 31,
                                              2004              2003
                                          -------------    -------------
Net loss                                  $ (2,515,576)    $  (3,467,329)
                                          =============    =============
Partnership's share of net loss           $    (50,312)    $     (69,347)
                                          =============    =============
Contributions                             $     577,021    $   1,649,551
                                          =============    =============
Partnership's share of contributions      $      11,540    $      32,992
                                          =============    =============

     ICON Cheyenne LLC

     The Partnership and three affiliates, L.P. Six, L.P. Seven, and Fund Eight B formed, ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases. At December 31, 2004, the Partnership, L.P. Six, L.P. Seven, and Fund Eight B had ownership interests of 1.0%, 1.0%, 1.27% and 96.73%, respectively.

     The outstanding balance of the non-recourse debt secured by these assets at December 31, 2004 was $397,850. The leases expire on various dates through September 2006.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     Information as to the financial position and results of operation of ICON Cheyenne at December 31, 2004 and 2003 are summarized below:

                                                 December 31,
                                            2004              2003
                                        -------------    -------------
Assets                                  $   1,241,215    $  10,440,643
                                        =============    =============
Liabilities                             $     656,923    $   3,204,090
                                        =============    =============
Equity                                  $     584,292    $   7,236,553
                                        =============    =============
Partnership's share of equity           $       5,843    $      72,366
                                        =============    =============

                                           Years Ended December 31,
                                            2004              2003
                                        -------------    -------------
Net loss                                $  (1,952,262)   $    (45,540)
                                        =============    =============
Partnership's share of net loss         $     (19,523)   $       (455)
                                        ==============   =============
Distributions                           $   4,700,001    $   2,341,759
                                        =============    =============
Partnership's share of distributions    $      47,000    $      23,418
                                        =============    =============

     North Sea (Connecticut) Limited Partnership

     On November 24, 2004, in consideration for a $200,000 obligation payable to the Partnership which also arose as part of the Comerica Bank Contribution Agreement (See Note 10), L.P. Seven assigned to the Partnership a .8% interest in the profits, losses and future cash flows of North Sea (Connecticut) Limited Partnership ("North Sea"). North Sea owns a 50% interest in a mobile offshore drilling rig, subject to lease with Rowan Companies, Inc. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Information as to the financial position and results of operations of North Sea at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                 December 31,
                                            2004              2003
                                        -------------    -------------
 Assets                                 $   9,174,080    $   9,839,209
                                        =============    =============
 Liabilities                            $  15,838,485    $  19,574,474
                                        =============    =============
 Deficit                                $  (6,664,405)   $ (9,735,265)
                                        ============     ============
 Partnership's share of equity (a)      $      33,722    $           -
                                        =============    =============

                                           Years Ended December 31,
                                            2004              2003
                                        -------------    -------------
 Net income                             $   3,070,860    $   2,743,802
                                        =============    =============
 Partnership's share of net income      $       1,024    $           -
                                        =============    =============

     (a) During the year ended December 31, 2002, all equity distributions were allocated to the co-venturer.

(4)    Investments in Finance Leases

     The Partnership has an investment in finance leases with Regus Business Center Corp. ("Regus"), which leases office, telecommunications and computer equipment from the Partnership under a direct finance lease since August of 2000.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(4)    Investments in Finance Leases - continued

     Regus filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection. Under the revised lease agreement, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. At December 31, 2004, Regus was current on its payments under the revised lease agreement.

     Non-cancelable minimum annual amounts due on finance leases are as follows:


               Year Ending
              December 31,
                  2005                  $   4,263,728
                  2006                        747,763
                  2007                        130,811
                                            ---------

                                        $   5,142,302

         The allowance for doubtful accounts consists of the following:

                                          2004             2003              2002
                                     -------------     -------------    -------------
Balance, beginning of year           $   (228,721)     $   (228,721)    $   (585,000)

Reversal (Provision) for bad debts         102,879                 -         (300,000)
Write-offs                                       -                 -          656,279
                                     -------------     -------------    -------------

Balance, end of year                 $   (125,842)     $   (228,721)    $   (228,721)
                                     ============      ============     ============


(5)    Investments in Operating Leases

     The Partnership has two leases, for a Boeing 737-277 aircraft and for a Boeing 737-2E3A aircraft (the "Aircraft"), with America West Airlines, Inc ("America West"). In January 2002, those leases were restructured in conjunction with America West's agreement with the Air Transportation Stabilization Board. Both leases originally had monthly rental payments of $90,780 and expired on December 31, 2003. The restructured leases include monthly rentals of $60,000 and the expiration date has been extended through December 31, 2005. As part of the restructuring the Partnership received four 7.5% convertible notes aggregating $2,000,000 which mature during December 2009 (see note 8).

     During 2003, Sky Airlines, a lessee of the Partnership, which operated as a tour operator based in Antalya, Turkey became delinquent on its payment obligations under the lease. The lender on the transaction delivered notice that an event of default existed as a result of Sky Airlines failing to pay all amounts due under the lease on a timely basis. Consequently the Partnership notified Sky Airlines that it was in default under the lease agreement and made demand for payment in full.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(5)    Investments in Operating Leases - continued

     The lender exercised its right to repossess the aircraft which was on lease to Sky Airlines, along with the aircraft that was on lease to Boeing Connexion during the quarter ended September 30, 2003. While Boeing Connexion was never in default, the cross-collateralization term of the loan agreement, which was entered into at purchase date of the aircrafts, resulted in both aircrafts being repossessed. As a result of the repossession of the two aircraft the Partnership has relinquished $23,244,966 of related note payable - non recourse and written-off its remaining net investment in operating leases of $30,610,443, which resulted in a loss on termination of leases of $7,365,477 for the year ended December 31, 2003.

     The aircrafts were the sole assets owned by ICON Aircraft 23865 LLC and ICON Aircraft 24231 LLC, both wholly-owned subsidiaries of the Partnership.

     Investments in operating leases consist of the following at December 31:



                                                          2004             2003              2002
                                                     -------------     -------------    -------------
Equipment at cost, beginning of year                 $  10,765,766     $  50,773,532    $  52,734,532
Equipment acquisitions                                  22,073,144              -                -
Transfer from finance to operating lease                 8,034,770              -                -
Equipment dispositions                                           -      (40,007,766)             -
Transfer to held for sale or lease                               -              -         (1,961,000)
                                                     -------------     -------------    ------------

Equipment at cost, end of year                          40,873,680        10,765,766       50,773,532
                                                     -------------     -------------    -------------


Accumulated depreciation, beginning of year            (2,202,024)       (9,214,386)      (5,969,663)
Accumulated depreciation on equipment
   dispositions                                               -            9,513,286             -
Depreciation expense on equipment held for
  sale or lease                                               -              985,290             -
Depreciation expense                                    (5,550,380)      (3,486,214)      (3,244,723)
                                                     -------------     ------------     ------------
Accumulated depreciation, end of year                   (7,752,404)      (2,202,024)      (9,214,386)
                                                     -------------     ------------     ------------

Balance, beginning of year                                    -                 -                -
Impairment                                              (3,000,000)             -                -
                                                     -------------     -------------    -------------

Balance, end of year                                    (3,000,000)             -                -
                                                     -------------     -------------    -------------

Net investment in operating leases, end of year      $  30,121,276     $   8,563,742    $  41,559,146
                                                     =============     =============    =============


     During 2004, the Partnership reclassified one of its investments in finance leases to investments in operating leases. A reclassification of $8,034,770 was made for the vessel and tug boat under lease with Keystone Great Lakes.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(6)    Equipment Held for Sale or Lease

     Equipment held for sale or lease at December 31, 2004 and 2003, consists solely of aircraft rotable parts for Boeing A300 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The Partnership is currently in the process of remarketing this equipment. For the year ended December 31, 2004, the Partnership sold approximately $108,000 of this equipment. This amount has been recorded as a recovery of the cost of the equipment held for sale or lease. For the year ended December 31, 2003 and 2002, there were no sales of this equipment.

     The Partnership recorded an impairment loss of $529,480 for the year ended December 31, 2004 based upon an appraisal of the fair value of the aircraft rotables at December 31, 2004.

     The provision for impairment relating to equipment held for sale or lease consists of the following:

                                     2004             2003              2002
                                -------------     -------------    -------------
  Balance, beginning of year    $        -        $        -       $        -
  Impairment loss                    (529,480)             -                -
                                -------------     -------------    -------------

  Balance, end of year          $   (529,480)     $        -       $        -
                                ============-     =============    =============

(7)    Investment in Unguaranteed Residual Values

     The Partnership acquired an investment in the unguaranteed residual value interest of an off-shore oil drilling rig, subject to lease with an unaffiliated third party for $1,997,000.

     Prior to December 31, 2003 the Partnership also had an investment in the unguaranteed residual value of a portfolio of technology and other equipment leases with various lessees in the United Kingdom. During the years ended December 31, 2004, 2003 and 2002, the Partnership received $124,206, $1,717,774 and $1,186,863, respectively, from the sale of equipment from the portfolio of technology and other equipment leased to lessees in the United Kingdom. These amounts were recorded as a recovery of investment, with no gain or loss recorded during the year ended December 31, 2002. During the years ended December 31, 2004 and 2003, and the Partnership realized a net gain of $124,206 and $616,690.

(8)    Convertible Notes Receivable

     In connection with a restructuring of two aircraft leases with America West in January 2002 (See Note 5), the Partnership received four 7.5% convertible notes for an aggregate of $2,000,000 maturing on January 18, 2009. At December 31, 2004 the Partnership determined that the convertible notes had value due to the Partnership's ability at January 18, 2005 to convert these notes. These notes are convertible into shares of America West class B common stock upon the occurrence of certain events, at the option of America West through January 18, 2005 and then at the option of the Partnership through maturity. The initial conversion price is $12 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of the notes, subject to anti dilution provisions. At December 31, 2004 the aggregate fair value of these convertible notes determined to be $625,000. The value was calculated based upon the estimated fair value of the underlying common stock at December 31, 2004 less a discount due to uncertainties and restrictions relating to the underlying class B common stock. These convertible notes are held as collateral by the lender.

(9)    Notes Payable - Non-recourse

     The Partnership's non-recourse notes payable are paid directly to the lenders by the lessees and accrue interest at rates ranging from 3.65% per annum to 10.63% per annum. The outstanding balances of non-recourse notes payable at December 31, 2004 and 2003 were $33,646,477 and $19,174,180, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(9)    Notes Payable - Non-recourse - continued

     On May 6, 2004, ICON BF refinanced its non-recourse debt relating to equipment on lease to Portland General Electric ("PGE") for $11,193,368 which is due on January 23, 2010 and accrues interest at 3.65% per annum. The Partnership used a majority of the refinancing proceeds to repay its outstanding obligations under the Partnership's recourse debt to Comerica Bank (See Note 10). In conjunction with the refinancing, PGE has agreed to extend their lease with the ICON BF to January 23, 2010.

     Principal maturities of the Partnership's notes payable - non-recourse consist of following at December 31, 2004:

               Year Ending
              December 31,
                  2005                      $    10,542,353
                  2006                           10,615,803
                  2007                            4,757,112
                  2008                            5,270,773
                  2009                            1,614,188
                  Thereafter                        846,248
                                               ------------

                                            $    33,646,477

(10)   Note Payable - Recourse

     On May 30, 2002, the Partnership, along with certain of its affiliates; L.P. Seven; Fund Eight B and Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.25% at December 31, 2004). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(10)   Note Payable - Recourse - continued

     At December 31, 2004, the Partnership had $4,625,000 outstanding under the Loan Agreement. The aggregate borrowing by all Funds under the Loan Agreement was $10,272,992 at December 31, 2004.

     Effective March 8, 2005, ICON Cash Flow Partners L.P. Seven and Comerica Bank entered into a Seventh Amendment to the Loan and Security Agreement. This Agreement releases ICON Cash Flow Partners L.P. Seven from all of its obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, ICON Cash Flow Partners L.P. Seven is no longer a party to the $17,500,000 line of credit.

(11) Income Taxes (Unaudited)

     The Partnership is treated as a partnership for income tax reporting purposes and as such, no provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

     At December 31, 2004 and 2003, the partners' capital accounts included in the consolidated financial statements totaled $16,607,978 and $23,604,943, respectively. The partners' capital accounts for Federal income tax purposes at December 31, 2004 and 2003 totaled $6,306,127 and $7,658,083 (unaudited), respectively. The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax purposes, and differences in direct finance leases, depreciation and amortization and provision for losses between financial reporting and Federal income tax purposes.

     The following table reconciles net loss for financial statement reporting purposes to the loss for Federal income tax purposes as follows:

                                                                      Years Ended December 31,
                                                          ------------------------------------------------
                                                               2004             2003              2002
                                                          -------------     -------------    -------------
 Net loss per consolidated financial statements           $ (3,521,353)    $   (7,912,634)  $   (1,196,680)
   Differences due to:
     Direct finance leases financings                        (1,157,092)          908,057        3,245,792
     Interest                                                   392,467           607,362          871,925
     Depreciation and impairments                             1,818,570       (2,299,992)       (5,972,900)
     (Recovery of) provision for losses                            -                 -             300,000
         Gain (loss) on sale of equipment                     1,091,859         4,202,620      (1,976,835)
     Other                                                    4,124,205           587,303          550,335
                                                          -------------     -------------    -------------
 Net income (loss) for Federal income tax purposes        $   2,748,656     $ (3,907,284)    $  (4,178,363)
                                                          =============     =============    =============

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(12)   Limited Partnership Redemptions

     The General Partner consented to the Partnership  redeeming  2,793.4670 and
661.40 limited partnership units for the years ended December 31, 2004, 2003, respectively. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners' equity.

(13)   Transactions with Related Parties

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     The Partnership had a net payable of $73,862 due to the General Partner and affiliates at December 31, 2004. Of this amount, the Partnership owed the General Partner $32,896 for unpaid administrative expense reimbursements for the year ended December 31, 2004. The Partnership had a net receivable from affiliates of $58,564 at December 31, 2003

     Fees and other expenses charged to operations by the Partnership to the General Partner or its affiliates for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows:

                                                   Years Ended December 31,
                                       ------------------------------------------------
                                            2004             2003              2002
                                       -------------     -------------    -------------
Management fees                        $     538,159     $     737,943    $   1,128,431
Administrative expense reimbursements        301,704           292,117          488,133
                                       -------------     -------------    -------------

                                       $     839,863     $   1,030,060    $   1,616,564
                                       =============     =============    =============


(14)   Concentration Risks

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk

     For the year ended December 31, 2004, the Partnership had three leases that accounted for approximately 84% of total rental income. For the year ended December 31, 2003, the Partnership had four leases which accounted for approximately 77% of total rental income. For the year ended December 31, 2002, the Partnership had five leases that accounted for approximately 88% of total rental income.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(15)   Other Comprehensive Income

         For the years ended December 31, 2004, 2003 and 2002, other comprehensive income (loss) consists of the following:


                                             Years Ended December 31,
                                             2004           2003              2002
                                             ----           ----              ----

Net loss                              $    (3,521,353)  $   (7,912,634)  $  (1,196,680)

Other Comprehensive income (loss):
  Valuation of convertible notes
    receivable during the period.             625,000            -               -
                                      ---------------   --------------   -------------

Comprehensive income (loss)           $    (2,896,353)  $   (7,912,634)  $  (1,196,680)
                                      ===============   ==============   =============


(16) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004 and 2003:

                                                               Quarters Ended in 2004
                                                 March 31,      June 30,         September 30,  December 31,
                                                 ---------      --------         -------------  -----------

Revenue                                     $   1,018,356    $      962,681     $  2,669,872   $    2,930,942
                                            =============    ==============     ============   ==============
Net (loss) income allocable
   to limited partners                      $    (382,617)   $       59,195     $    225,207   $   (3,387,924)
                                            =============    ==============     ============   ==============
Net (loss) income per weighted average
   limited partnership unit                 $       (0.52)   $         0.08     $       0.30   $        (4.57)
                                            =============    ==============     ============   ==============

                                                                 Quarters Ended in 2003
                                                March 31,      June 30,         September 30,   December 31,
                                                ---------      --------         -------------   ------------

Revenue                                     $   2,701,123    $    2,522,977     $  2,082,942   $    1,099,715
                                            =============    ==============     ============  ==============
Net (loss) income allocable
   to limited partners                      $    (525,270)   $   (7,164,648)    $     49,357   $     (192,947)
                                            =============    ==============     ============   ==============
Net (loss) income per weighted average
   limited partnership unit                 $      (0.71)    $        (9.64)    $       0.07   $        (0.27)
                                            =============    ==============     ============   =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

      Our officers and directors are:

     Beaufort J.B. Clarke     Chairman, Chief Executive Officer and Director
     Paul B. Weiss            President and Director
     Thomas W. Martin         Executive Vice President, Chief Financial Officer
                                 and Director
     Michael A. Reisner       Senior Vice President and General Counsel
     Sean E. Hoel             Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

     Code of Ethics

     The General Partner on our behalf has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. The General Partner's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2004, 2003 and 2002.




        Entity               Capacity            Compensation            2004           2003         2002
----------------------  ------------------  ------------------------  -----------  -----------  -----------
ICON Capital Corp.      General Partner     Management fees           $   538,159  $   737,943  $ 1,128,431
                                                                      ===========  ===========  ===========
ICON Capital Corp.      General Partner     Administrative fees       $   301,704  $   292,117  $   488,133
                                                                      ===========  ===========  ===========

     The General Partner also has a 1% interest in our profits and distributions. We paid distributions to the General Partner of $40,221, $61,012 and $80,811, respectively, for the years ended December 31, 2004 2003 and 2002. Additionally, the General Partners interest in our net loss was $35,214, $79,126 and $11,967, respectively, for the years ended December 31, 2004 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 30, 2005, Directors and Officers of the General Partner do not own any of our equity securities.

     (c) The General Partner owns the equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 13 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the year ended December 31, 2004 and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                          2004              2003
                                      -------------    -------------
     Audit fees                       $      73,313    $      55,000
     Audit related fees                       1,350                -
     Tax fees (for compliance)               15,300            1,093
                                      -------------    -------------

                                      $      89,963    $     56,093
                                      =============    ============

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules


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


(iii) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the Company's general partner, so that he may pursue other opportunities (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

(b) 10.1 Sixth Amendment to the Loan and Security Agreement dated May 30, 2002 as amended.

31.1 Rule 13a-14(a)/15d-14(a) certifications

31.2 Rule 13a-14(a)/15d-14(a) certifications

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Unconsolidated Joint Venture Financial Statements, See Part II, Item 8, Note 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Eight A L.P. File No. 333-54011 (Registrant) by its General Partner, ICON Capital Corp.

Date: May 13, 2005       /s/ Beaufort J.B. Clarke
                        ---------------------------------------
                         Beaufort J.B. Clarke
                         Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. ICON Capital Corp. sole General Partner of the Registrant

Date: May 13, 2005       /s/ Beaufort J.B. Clarke
                        -----------------------------------------------
                        Beaufort J.B. Clarke
                        Chairman, Chief Executive Officer and Director


Date: May 13, 2005       /s/ Paul B. Weiss
                        -----------------------------------------------
                        Paul B. Weiss
                        President and Director


Date: May 13, 2005       /s/ Thomas W. Martin
                        -----------------------------------------------
                        Thomas W. Martin
                        Executive Vice President and Director
                       (Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which has not registered securities pursuant to
Section 12 of the Act. No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Income Eight A L.P.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: May 13, 2005

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Income Eight A L.P.

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Income Eight A L.P.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: May 13, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Income Eight A L.P.

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Income Eight A L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 13, 2005

  /s/ Beaufort J.B. Clarke
  ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 Manager of ICON Income Eight A L.P.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Income Eight A L.P. (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: May 13, 2005

 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 Manager of ICON Income Eight A L.P.