Form 10-Q
period 2005-03-31
ICON INCOME FUND EIGHT /DE
filed 2005-07-01
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                March 31, 2005
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________________to _____________________

Commission File Number                      333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


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

                          ICON Income Fund Eight A L.P.
                                      Index



PART I - FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets at March 31, 2005 (Unaudited)
       and December 31, 2004                                                      3-4

     Consolidated Statements of Operations for the three months ended
       March 31, 2005 and 2004 (Unaudited)                                          5

     Consolidated Statement of Changes in Partners' Equity for the three
       months ended March 31, 2005 (Unaudited)                                      6

     Consolidated Statements of Cash Flows for the three months ended March
       31, 2005 and 2004 (Unaudited)                                              7-8

     Notes to Consolidated Financial Statements (Unaudited)                      9-13

 Item 2.  General Partner's Discussion and Analysis of Financial Condition and
   Results of Operations                                                        14-22

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk               22

 Item 4.  Controls and Procedures                                               22-23

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                        24

 Item2. Unregistered Sales of Equity Securities and Use of Proceeds                24

 Item 3.  Defaults Upon Senior Securities                                          24

 Item 4.  Submission of Matters to a Vote of Security Holders                      24

 Item 5.  Other Information                                                        24

 Item 6.  Exhibits                                                                 25

  Signatures                                                                       25

    Certifications                                                              26-29


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                     ASSETS


                                                         (Unaudited)
                                                           March 31,        December 31,
                                                             2005             2004

Cash and cash equivalents                              $     320,604   $        718,195
                                                       --------------  ----------------

Investments in finance leases:
    Minimum rents receivable                               1,433,212          5,142,302
    Estimated unguaranteed residual values                16,400,000         16,589,619
    Unearned income                                         (803,264)        (1,318,548)
    Allowance for doubtful accounts                         (125,842)          (125,842)
                                                       -------------   ----------------

      Net investments in finance leases                   16,904,106         20,287,531
                                                       -------------   ----------------

Investments in operating leases:
    Equipment, at cost                                    37,873,680         37,873,680
    Accumulated depreciation                              (9,795,650)        (7,752,404)
                                                       --------------  ----------------

      Net investments in operating leases                 28,078,030         30,121,276
                                                       -------------   ----------------

Equipment held for sale or lease, net                      1,614,227          1,621,154
Investments in estimated unguaranteed residual values      1,997,000          1,997,000
Investments in joint ventures                                271,835            274,054
Convertible notes receivable
  and accrued interest receivable                            676,043            625,000
Other assets, net                                            218,568            273,986

      Total assets                                     $  50,080,413   $     55,918,196
                                                       ==============  ================



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY



                                                               (Unaudited)
                                                                 March 31,      December 31,
                                                                  2005             2004

Notes payable - non-recourse                                 $  27,185,366   $  33,646,477
Notes and accrued interest payable - recourse                    5,400,000       4,625,000
Due to General Partner and affiliates                               73,169          73,682
Deferred rental income                                           1,748,950         540,114
Security deposits and other payables                                18,385             818
Minority interest                                                  446,200         424,127
                                                             -------------   -------------

    Total liabilities                                           34,872,070      39,310,218
                                                             -------------   -------------

Commitments and contigencies

Partners' equity:
    General Partner                                               (503,727)       (489,833)
    Limited Partners: (739,515.40 units outstanding,
      $100 per unit original issue price)                       15,097,270      16,472,811
    Accumulated other comprehensive income                         614,800         625,000
                                                             -------------   -------------

    Total partners' equity                                      15,208,343      16,607,978
                                                             -------------   -------------

    Total liabilities and partners' equity                   $  50,080,413   $  55,918,196
                                                             ==============  =============

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                        2005                 2004

 Revenue:
    Rental income                                                 $    2,292,330    $          360,000
    Finance income                                                       508,564               634,122
    Income (loss) from investments in joint ventures                         279               (20,155)
    Net loss on sales of equipment                                       (59,539)                -
    Gain on sale of investment in unguaranteed residual values             2,021                37,065
    Interest and other income                                             71,609                10,745
                                                                  --------------    ------------------

      Total revenue                                                    2,815,264             1,021,777
                                                                  --------------    ------------------

 Expenses:
    Loss on lease termination                                                 -                  3,421
    Depreciation                                                       2,043,246               499,327
    Interest                                                             528,417               398,740
    General and administrative                                            80,671                67,596
    Management fees - General Partner                                    338,527               290,283
    Administrative expense reimbursements - General Partner              137,654               101,971
    Amortization of initial direct costs and loan costs                   49,419                43,129
    Minority interest                                                     22,073                 3,792
                                                                  --------------    ------------------

      Total expenses                                                   3,200,007             1,408,259
                                                                  --------------    ------------------

 Net loss                                                         $     (384,743)   $         (386,482)
                                                                  ===============   ==================

 Net loss allocable to:
    Limited Partners                                              $     (380,896)   $         (382,617)
    General Partner                                                       (3,847)               (3,865)
                                                                 ----------------   ------------------

                                                                  $     (384,743)   $         (386,482)
                                                                  ===============   ==================

 Weighted average number of
    limited partnership units outstanding                                739,515               741,757
                                                                  ==============    ==================

 Net loss per weighted average limited
    partnership unit                                              $        (0.52)   $            (0.52)
                                                                  ==============    ==================


See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                    Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2005
                                  (Unaudited)



                                             Limited Partner Distributions                            Accumulated
                                            (Per weighted average unit)                                 Other           Total
                                             Return of   Investment     Limited        General       Comprehensive     Partners'
                                              Capital    Income         Partners       Partner        Income (Loss)    Equity
                                              -------    ------         --------       -------        -------------    ------

Balance, January 1, 2005                                           $  16,472,811    $    (489,833)    $    625,000  $  16,607,978

 Cash distributions to partners              $   (1.34)  $   -          (994,645)         (10,047)           -         (1,004,692)
 Valuation adjustment on convertible notes                               -                  -              (10,200)       (10,200)
 Net loss                                                               (380,896)          (3,847)           -           (384,743)
                                                                   -------------    -------------    ------------   -------------

Balance, March 31, 2005                                            $  15,097,270    $    (503,727)   $    614,800   $  15,208,343
                                                                   =============    =============    ============   =============

See accompanying notes to consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)



                                                                                  2005          2004
                                                                                  ----          ----
Cash flows from operating activities:
    Net loss                                                                $     (384,743) $   (386,482)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
        Rental income paid directly to lenders by lessees                       (2,292,330)     (360,000)
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                                    448,787       326,460
        Finance income portion of receivable paid directly
          to lenders by lessees                                                   (508,564)     (536,904)
        Net loss on sales of equipment                                              59,539            -
        Gain on sale of investment in unguaranteed residual value                   (2,021)      (37,065)
        Loss on lease termination                                                       -          3,421
        Amortization of initial direct costs and loan fees                          49,419        43,129
        Depreciation                                                             2,043,246       499,327
        (Income) loss from investments in joint ventures                              (279)       20,155
        Minority interest                                                           22,073         3,792
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                         192,595        89,723
        Accrued interest income                                                    (61,243)           -
        Due to General Partner and affiliates, net                                    (513)       63,936
        Deferred rental income                                                       3,118            -
        Security deposits and other payables                                        17,567      (259,842)
                                                                            --------------  ------------

 Net cash used in operating activities                                            (413,349)     (530,350)
                                                                            --------------  ------------

 Cash flows from investing activities:
    Proceeds from investments in unguaranteed residual values                        2,021        37,065
    Proceeds from sales of equipment                                               240,929     1,154,187
    Investment in joint venture                                                         -     (1,000,000)
    Contributions made to joint ventures                                                -        327,940
    Distributions received from joint ventures                                       2,500          -
                                                                            --------------  ------------

 Net cash provided by investing activities                                         245,450       519,192
                                                                            --------------  ------------

 Cash flows from financing activities:
    Cash distributions to partners                                              (1,004,692)     (957,048)
    Redemption of additional members' shares                                            -       (106,432)
    Proceeds from notes payable - recourse                                         775,000     1,240,000
                                                                            --------------  ------------

 Net cash (used in) provided by financing activities                              (229,692)      176,520
                                                                           ---------------  ------------

 Net (decrease) increase in cash and cash equivalents                             (397,591)      165,362
 Cash and cash equivalents, beginning of the period                                718,195        52,101
                                                                            --------------  ------------

 Cash and cash equivalents, end of the period                               $      320,604  $    217,463
                                                                            ==============  ============

See accompanying notes to consolidated financial statements.


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                  (Unaudited)



                                                                             2005            2004

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $       79,630    $       72,280
                                                                        ==============    ==============

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest paid directly to lenders by lessees          $    6,909,899    $    4,876,230
                                                                        ==============    ==============

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The  accompanying  consolidated  financial  statements  of ICON Income Fund
Eight A L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on July 9, 1997 as a Delaware limited partnership for the purpose of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

     The Partnership is currently in its "reinvestment" phase, wherein the Partnership seeks to purchase equipment from time to time through the summer of 2005. After the "reinvestment period", the Partnership will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If the Partnership believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the Partnership may do so, but the General Partner will not receive any additional fees in connection with such reinvestments.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)      Organization - continued

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 to conform to the current period presentation.

(3)    Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed four joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The two joint ventures described below are majority owned and consolidated with the Partnership.

     ICON Aircraft 46837, LLC

     The Partnership and ICON Income Fund Ten, LLC ("Fund Ten"), formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. During September 2004, the Partnership exercised its option to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from Fund Ten. At March 31, 2005 the Partnership and Fund Ten own 90% and 10%, respectively, of ICON Aircraft 46837. The outstanding balance of the non-recourse debt secured by this aircraft was $10,240,269 at March 31, 2005.

     ICON/Boardman Facility LLC

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six") have ownership interests of 99.4975% and .5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company.

     The General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sales price was approximately $21,300,000. The Partnership anticipates that its portion of the gain will be approximately $2,634,000.

     The  two  joint  ventures   described  below  are  minority  owned  by  the
Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

     ICON Cheyenne LLC

     The Partnership and three affiliates, L.P. Six, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 26 remain active, with expiration dates ranging between March 2005 and October 2006. At March 31, 2005, the Partnership, L.P. Six, L.P. Seven and Fund Eight B had ownership interests of 1.00%, 1.0%, 1.27%, and 96.73%, respectively, in ICON Cheyenne.

     Information as to the unaudited results of operations of ICON Cheyenne is summarized below:


                                                   Three Months Ended
                                                       March 31,
                                                 2005              2004
                                             -------------    -------------
 Net loss                                    $    (210,502)   $    (301,068)
                                             =============    =============
 Partnership's share of net loss             $      (2,105)   $      (3,010)
                                             =============    =============
 Distributions                               $     250,000    $   2,900,000
                                             =============    =============
 Partnership's share of distributions        $       2,500    $      29,000
                                             =============    =============

     North Sea (Connecticut) Limited Partnership

     The Partnership has a .8% interest in the profits, losses and future cash flows of North Sea (Connecticut) Limited Partnership ("North Sea"). North Sea owns a mobile offshore drilling rig leased to the Rowan Companies, Inc. which is in operation in the Gulf of Mexico.

(4)    Related Party Transactions

     The Partnership had a net payable of $73,169 due to the General Partner and affiliates at March 31, 2005. Of this amount, the Partnership owed the General Partner $32,896 for unpaid administrative expense reimbursements. The remaining amount of approximately $40,200 is due to an affiliate, L.P. Seven, for the advances made to L.P. Seven.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(4)    Related Party Transactions - continued

         Fees and other expenses charged to operations by the Partnership to the General Partner or its affiliates were as follows:

                                                Three Months Ended
                                                    March 31,
                                              2005              2004
                                          -------------    -------------
 Management fees                          $     338,527    $     290,283
 Administrative expense reimbursements          137,654          101,971
                                          -------------    -------------

                                          $     476,181    $     392,254
                                          =============    =============

(5)    Line of Credit Agreement

     On May 30, 2002, the Partnership, along with certain of its affiliates; L.P. Seven, Fund Eight B and Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. The Initial Funds accrue interest, on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together, 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

     The Initial Funds entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower is required to pay an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Aggregate borrowings by the Borrowers under the Loan Agreement amounted to $11,830,000 at March 31, 2005. The Partnership had advances of $5,400,000 outstanding under this line of credit at March 31, 2005. During May 2005, the Partnership repaid all of its outstanding debt on the Comerica note using a portion from the cash received from the sale of the coal handling facility owned by ICON BF.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(5)    Line of Credit Agreement - continued

     Effective March 8, 2005, the Initial Funds and Fund Ten entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases L.P. Seven from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the $17,500,000 line of credit.

(6) Other Comprehensive Income (Loss)

     Other comprehensive income (loss) consists of the following:




                                               Three Months Ended March 31,
                                                   2005          2004


Net loss                                   $     (384,743)  $     (386,482)

Other Comprehensive income (loss):
   Change in valuation of interest rate
      swap contracts during the period            (10,200)            -
                                           --------------   --------------

Comprehensive income (loss)                $     (394,943)  $     (386,482)
                                           ==============   ==============

(7)    Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight A and its consolidated subsidiaries.

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

o    the financial condition of lessees; and

     Business Overview

     We are an equipment leasing business formed on July 9, 1997 which began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through the summer of 2005.

     We initially invested most of the net proceeds from our offering in items of equipment subject to a lease. Additionally, additional investments have been made with the cash generated from our initial investments to the extent that cash has not been needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we completed the offering of limited partnership interests. That time frame is called the "reinvestment period," which we may extend for an additional three years, at our discretion. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, an investor should expect to hold his units for at least 10 years from the time he invests.

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

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Industry:

o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. The lease has a remaining term of 24 months as of March 31, 2005. Our portion of the purchase price was approximately $18,999,000 consisting of approximately $3,783,000 in cash and the assumption of non-recourse debt of approximately $15,216,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease.

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

     2005 Portfolio Activity

     Modular Furniture

     During November 2004, we were notified of the lessee's intent to exercise its fair market value purchase option for modular furniture they were leasing. The lease expired during February 2005 and the lessee purchased the equipment for approximately $234,000, in cash. We incurred a loss on this sale of approximately $59,500.

     Coal Handling Facility

     On May 27, 2005, the General Partner completed the sale of our coal handling facility, owned by ICON BF, on lease to Portland General Electric ("PGE"). The sale price was $21,250,000. In connection with the sale we repaid the remaining balance of the non-recourse debt, netting us approximately $13,600,000 in cash. The Partnership anticipates that its portion of the gain will be approximately $2,634,000.

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

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

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

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our reinvestment period and anticipate entering our disposition period during the summer of 2005 unless we extend the reinvestment period for an additional three years. While in the reinvestment period we continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for expenses we anticipate interest expense to decrease our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense may increase.

     Once we enter our disposition period we will begin the process of selling our assets in the ordinary course of business. As such, rental income and finance income will decrease over time as will expenses related to our assets such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                     Three Months Ended March 31,
                                                          2005        2004          Change

Total revenue                                          $ 2,815,264   $1,021,777  $ 1,793,487
                                                       ===========  ===========  ===========
Rental income                                          $ 2,292,330   $  360,000  $  1,932,330
Finance income                                             508,564      634,122      (125,558)
Income (loss) from investments in joint ventures               279      (20,155)       20,434
Net gain (loss) on sales of equipment                      (59,539)        -          (59,539)
Gain from investment in unguaranteed residual values         2,021       37,065       (35,044)
Interest and other income                                   71,609       10,745        60,864


     Total revenue for the 2005 Quarter increased by $1,793,487, or 176% as compared to the 2004 Quarter. Rental income increased as a result of the consolidation of ICON Aircraft 46837, beginning September 1, 2004. Finance income decreased primarily due to the renegotiation of our lease with Regus and the expiration of our lease with E*Trade during February 2005. The increase in net gain or loss on sale of equipment results from the sale of the modular furniture on lease to E*Trade which resulted in a loss of $59,539, as compared to the prior year with no similar sales. The increase in interest and other income is due primarily to accrued interest recorded on the convertible notes receivable.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                            Three Months Ended March 31,
                                               2005          2004           Change


 Total expenses                            $ 3,200,007   $ 1,408,259    $ 1,791,748
                                           ===========   ===========    ===========

 Loss on lease termination                          -          3,421         (3,421)
 Depreciation                                2,043,246       499,327      1,543,919
 Interest                                      528,417       398,740        129,677
 General and administrative                     80,671        67,596         13,075
 Management fees - General Partner             338,527       290,283         48,244
 Administrative expense reimbursements -
     General Partner                           137,654       101,971         35,683
 Amortization of initial direct costs
   and loan costs                               49,419        43,129          6,290
 Minority interest                              22,073         3,792         18,281


     Expenses for the 2005 Quarter increased by $1,791,748, or 127%, as compared to the 2004 Quarter. The increase in depreciation, interest, management and administrative fees and minority interest is primarily due to our consolidation of ICON Aircraft 46837 beginning September 2004.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Quarter and the 2004 Quarter was $384,743 and $386,482 respectively. Net loss per weighted average number of limited partnership units outstanding was $0.51 and $0.52 for the 2005 Quarter and the 2004 Quarter, respectively.

     Liquidity and Capital Resources

     We believe that with the cash we currently have available, cash being generated from our leases, and proceeds from equipment sales we have sufficient cash to continue our operation into the foreseeable future.

     Our primary source of cash for the three months ended March 31, 2005 was from investing activities while our primary source of cash for the three months ended March 31, 2004 was from both investing activities and financing activities. During the three months ended March 31, 2005 we increased our recourse debt by $775,000 and had proceeds from the sales of equipment of approximately $241,000. During the three months ended March 31, 2004 we increased our recourse debt by $1,240,000 and had proceeds from the sales of equipment of approximately $1,154,000.

     Our primary use of cash for the three months ended March 31, 2005 was distributions to partners of approximately $1,005,000. Our primary use of cash for the three months ended March 31, 2004 distributions to partners of approximately $957,000, redemption of limited partnership units of approximately $106,000 and an investment in a joint venture of $1,000,000.

     We have amounts available to borrow, if necessary, under our line of credit agreement with Comerica Bank.

     Financings and Borrowings

     We have both non-recourse debt and recourse debt at March 31, 2005. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt accrues interest at rates ranging from 3.65% per year to 10.63% per year. The outstanding balances of our non-recourse notes payable at March 31, 2005 was $27,185,366. During May 2005, we utilized a portion of the proceeds from the sale of ICON BF to repay the remaining non-recourse debt relating to this asset of approximately $7,650,000.

     We and certain of our affiliates, specifically L.P. Seven; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 6.75% at March 31, 2005). Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

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

     Effective March 8, 2005, the Initial Funds and Fund Ten entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases L.P. Seven from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the $17,500,000 line of credit.

     The aggregate borrowing by all Funds under the Loan Agreement was $11,830,000 at March 31, 2005. At March 31, 2005, we had $5,400,000 outstanding under the Loan Agreement. During May 2005, we utilized a portion of the cash from the sale of ICON BF to repay the entire outstanding balance with Comerica Bank.

     Distributions

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which we anticipate will be during the summer of 2005. For the quarter ended March 31, 2005 and 2004, we paid distributions to our limited partners totaling $994,645 and $946,980, respectively. For the quarter ended March 31, 2005 we paid distributions to our General Partner totaling $10,047 and $10,068, respectively.

     Commitments

     At March 31, 2005 we are a party to both recourse and non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender as extinguishment of the non-recourse debt. The recourse debt relates to the Comerica Bank line of credit which is more fully discussed in the financings and borrowings section above. At March 31, 2005 we had an outstanding balance of $27,185,366 in non-recourse borrowings.

     Risks and Uncertainties

     At March 31, 2005, except as noted above in the Business Overview section and listed below, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The market for aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that the market will recover. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the aircraft in our portfolio.

o We may face difficulty remarketing the aircraft rotables. Aircraft rotables are replacement spare parts that are held in inventory by an airline. We own rotables for both the Boeing 737-300 aircraft and the Airbus aircraft. We believe that over time we will be able to remarket these rotables, but the aircraft industry has been in an overall down cycle and we may face difficulty in remarketing these assets.

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

     We borrow funds under a floating rate line of credit and are therefore exposed to interest rate risk until the floating rate line of credit is repaid. We had $5,400,000 outstanding under the floating rate line of credit at March 31, 2005.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Partnership hired a new senior vice president of accounting and the Partnership is in the process of seeking additional accounting staff in order to better effectuate its internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of the Partnership's disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Partnership's financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote Of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6 - Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ICON Income Fund Eight A L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: July 1, 2005           /s/ Beaufort J.B. Clarke
                             ---------------------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer

Date: July 1, 2005           /s/ Thomas W. Martin
                             ---------------------------------------
                             Thomas W. Martin
                             Executive Vice President
                             Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight A L.P.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: July 1, 2005

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Income Fund Eight A L.P.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: July 1, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Income Fund Eight A L.P. (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 1, 2005

 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Income Fund Eight A L.P. (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: July 1, 2005

/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.