Form 10-Q
period 2005-06-30
ICON INCOME FUND EIGHT /DE
filed 2005-08-12
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                    June 30, 2005
                               -------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________________________to _____________________

Commission File Number                      333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                      13-4006824
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


 100 Fifth Avenue, New York, New York                10011-1505
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

                          ICON Income Fund Eight A L.P.
                                      Index




PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           and December 31, 2004                                                                 3-4

         Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2005 and 2004 (Unaudited)                                         5

         Condensed ConsolidatedStatement of Changes in Partners' Equity for the six months
           ended June 30, 2005 (Unaudited)                                                         6

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                              7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                       9-12

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                   13-22

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          22

     Item 4.  Controls and Procedures                                                             23

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                   24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         24

     Item 3.  Defaults Upon Senior Securities                                                     24

     Item 4.  Submission of Matters to a Vote of Security Holders                                 24

     Item 5.  Other Information                                                                   24

     Item 6.  Exhibits                                                                            24

         Signatures                                                                               25

         Certifications                                                                        26-29


                         PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                           (Unaudited)
                                                             June 30,       December 31,
                                                              2005             2004
                                                              ----             ----


Cash and cash equivalents                                 $  7,475,874   $     718,195
                                                          ------------   -------------

 Investments in finance leases:
   Minimum rents receivable                                  1,246,272       5,142,302
   Estimated unguaranteed residual values                           -       16,589,619
   Unearned income                                            (219,667)     (1,318,548)
   Allowance for doubtful accounts                            (125,842)       (125,842)
                                                         -------------   -------------

     Net investments in finance leases                         900,763      20,287,531
                                                         -------------   -------------

 Investments in operating leases:
   Equipment, at cost                                       37,188,950      37,873,680
   Accumulated depreciation                                (11,838,897)     (7,752,404)
                                                         -------------   -------------

     Net investments in operating leases                    25,350,053      30,121,276
                                                         -------------   -------------

 Equipment held for sale or lease, net                         281,999       1,621,154
 Investments in estimated unguaranteed residual values       1,997,000       1,997,000
 Investments in joint ventures                                 205,272         274,054
 Convertible notes and accrued interest receivable           1,652,693         625,000
 Other assets, net                                             259,145         273,986
                                                         -------------   -------------

     Total assets                                        $  38,122,799   $  55,918,196
                                                         =============   =============

See accompanying notes to condensed consolidated financial statements.



                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                     (Unaudited)
                                                        June 30,        December 31,
                                                         2005              2004
                                                         ----              ----

Notes payable - non-recourse                       $    19,525,387  $    33,646,477
Notes payable - recourse                                        -         4,625,000
Accounts payable and accrued expenses                       21,433              818
Due to General Partner and affiliates                      142,482           73,682
Deferred rental income                                          -           540,114
Minority interest                                          413,440          424,127
                                                   ---------------  ---------------

  Total liabilities                                     20,102,742       39,310,218
                                                   ---------------  ---------------

Commitments and contingencies
Partners' equity:
  General Partner                                         (485,085)        (489,833)
  Limited Partners: (739,515.40 units outstanding,
   $100 per unit original issue price)                  16,960,569       16,472,811
  Accumulated other comprehensive income                 1,544,573          625,000
                                                   ---------------  ---------------

  Total partners' equity                                18,020,057       16,607,978
                                                   ---------------  ---------------

  Total liabilities and partners' equity           $    38,122,799  $    55,918,196
                                                   ===============  ===============


See accompanying notes to condensed consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                               2005            2004            2005             2004
                                                               -----           ----            ----             -----
 Revenue:
    Rental income                                          $  2,169,063  $       360,000    $ 4,461,393    $   720,000
    Finance income                                              343,109          579,858        851,673      1,213,980
    Income (loss) from investments in joint ventures                732          (24,510)         1,011        (44,665)
    Net gain on sales of equipment and residual values        4,844,909           45,259      4,787,391         82,324
    Interest and other income                                    50,607            2,074        122,216         12,819
                                                           ------------  ---------------    -----------    -----------

      Total revenue                                           7,408,420          962,681     10,223,684      1,984,458
                                                           ------------  ---------------    -----------    -----------

 Expenses:
    Loss on lease termination                                     -                 -               -            3,421
    Depreciation                                              2,043,247          253,004      4,086,493        752,331
    Interest                                                    396,008          419,575        924,425        818,315
    General and administrative                                   74,735          121,898        155,406        189,494
    Management fees - General Partner                            19,272           25,309        357,799        315,592
    Administrative expense reimbursements
    - General Partner                                            81,143           28,005        218,797        129,976
    Amortization of initial direct costs and loan costs          35,260           51,443         84,679         94,572
    Impairment loss                                           1,836,395              -        1,836,395           -
    Minority interest                                            35,548            3,654         57,621          7,446
                                                           ------------  ---------------    ----------     -----------

      Total expenses                                          4,521,608          902,888      7,721,615      2,311,147
                                                           ------------  ---------------    -----------    -----------

 Net income (loss)                                         $  2,886,812  $        59,793    $ 2,502,069    $  (326,689)
                                                           ============  ===============    ===========    ===========

 Net income (loss) allocable to:
    Limited Partners                                       $  2,857,944  $        59,195    $ 2,477,048    $  (323,422)
    General Partner                                              28,868              598         25,021         (3,267)
                                                           ------------  ---------------    -----------    -----------

                                                           $  2,886,812  $        59,793    $ 2,502,069    $  (326,689)
                                                           ============  ===============    ===========    ===========

 Weighted average number of limited partnership
    units outstanding                                           739,515          739,900        739,515        740,367
                                                           ============  ===============    ===========    ===========
 Net income (loss) per weighted average
    limited partnership unit                               $       3.86  $          0.08    $      3.35    $     (0.44)
                                                           ============  ===============    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
               Condensed Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)

                                         Limited Partner Distributions                              Accumulated
                                          (Per weighted average unit)                                  Other           Total
                                            Return of    Investment      Limited       General     Comprehensive      Partners'
                                              Capital     Income        Partners       Partner        Income          Equity
                                              -------     ------        --------       -------        ------          ------

Balance, January 1, 2005                                             $   16,472,811  $  (489,833) $    625,000   $  16,607,978
 Cash distributions to partners              $ (2.69)     $ 3.35         (1,989,290)     (20,273)        -          (2,009,563)
 Valuation adjustment on convertible notes                                   -              -          919,573         919,573
 Net income                                                               2,477,048       25,021         -           2,502,069
                                                                     --------------   -----------  -----------    -------------

Balance, June 30, 2005                                               $   16,960,569   $ (485,085)  $ 1,544,573   $  18,020,057
                                                                     ==============   ===========  ===========   =============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                       2005            2004
                                                                                        ----            ----
 Cash flows from operating activities:
    Net income (loss)                                                           $     2,502,069   $     (326,689)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Rental income paid directly to lenders by lessees                            (4,461,393)        (720,000)
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                                         784,116          678,092
        Finance income portion of receivable
         paid directly to lenders by lessees                                           (851,673)      (1,025,131)
        Net gain on sales of equipment and residual values                           (4,787,391)         (82,324)
        Loss on lease termination                                                            -             3,421
        Amortization of initial direct costs and loan costs                              84,679           94,572
        Depreciation                                                                  4,086,493          752,331
        (Income) loss from investments in joint ventures                                 (1,011)          44,665
        Impairment loss                                                               1,836,395               -
        Minority interest                                                                57,621            7,446
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                              379,535          175,786
        Accrued interest income                                                        (108,120)              -
        Other assets                                                                     (6,230)        (275,692)
        Due to General Partner and affiliates, net                                       (2,491)         244,265
        Deferred rental income                                                            3,118               -
        Security deposits and other payables                                               (409)        (163,749)
                                                                                ---------------   --------------

 Net cash used in operating activities                                                 (484,692)        (593,007)
                                                                                ---------------   --------------

 Cash flows from investing activities:
    Proceeds from sales of equipment and residual values                             21,504,042        1,276,631
    Investment in joint venture                                                              -        (1,446,871)
    Distributions received from joint ventures                                            8,200          341,690
                                                                                ---------------   --------------

 Net cash provided by investing activities                                           21,512,242          171,450
                                                                                ---------------   --------------

 Cash flows from financing activities:
    Proceeds from note payable - non-recourse                                                -        11,193,368
    Proceeds from note payable - recourse                                               775,000        1,390,000
    Cash distributions to partners                                                   (2,009,563)      (1,962,572)
    Redemption of limited partner units                                                      -          (122,366)
    Repayments of notes payable - non-recourse                                       (7,635,308)      (3,878,717)
    Repayments of notes payable - recourse                                           (5,400,000)      (5,574,547)
                                                                                ---------------   --------------

 Net cash (used in) provided by financing activities                                (14,269,871)       1,045,166
                                                                                ---------------   --------------

 Net increase in cash and cash equivalents                                            6,757,679          623,609
 Cash and cash equivalents, beginning of the period                                     718,195           52,101
                                                                                ---------------   --------------

 Cash and cash equivalents, end of the period                                   $     7,475,874   $      675,710
                                                                                ===============   ==============

See accompanying notes to condensed consolidated financial statements.

                         iCON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                            2005           2004
                                                                            ----           ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $    140,309   $    72,280
                                                                        ============   ===========

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest paid directly to lenders by lessees          $  7,269,898   $ 4,876,230
                                                                        ============   ===========

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Eight A L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on July 9, 1997 as a Delaware limited partnership for the purpose of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The Partnership is currently in its "reinvestment" phase, wherein the Partnership seeks to purchase equipment from time to time through October of 2005. After the "reinvestment period", the Partnership will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If the Partnership believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the Partnership may do so, but the General Partner will not receive any additional fees in connection with such reinvestments.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 to conform to the current period presentation.

(3)    Joint Ventures

     ICON/Boardman Facility LLC

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six") had ownership interests of 99.4975% and .5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

     The General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sales price was approximately $21,250,000. In connection with the sale, the Partnership repaid the remaining outstanding balance of the non-recourse debt of approximately $7,650,000, netting the Partnership approximately $13,600,000 in cash. The net gain from this transaction was approximately $4,834,000. At June 30, 2005 the Partnership owes L.P. Six approximately $68,000 for its proportionate share of the net proceeds from the joint venture.

     In accordance with an agreement between ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and the Partnership relating to the Partnership's acquisition of L.P. Seven's .5025% ownership interest in ICON BF during September 2004 the Partnership owes L.P. Seven approximately $3,000 due to the difference between the estimated sales price used to calculate the fair value ICON BF at the time of L.P. Seven's sale to the Partnership and the actual sales price received by the Partnership.

(4)    Transactions with Related Parties

     In accordance with the terms of a management agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through joint ventures and (ii) acquisition fees of 3% calculated based on the gross value of the transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     Fees and other expenses incurred by the Partnership to the General Partner or its affiliates were as follows:

                                                        Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                      2005          2004                2005           2004
                                                      ----          ----                ----           ----

 Management fees                                $     19,272   $       25,309    $      357,799   $      315,592
 Administrative expense reimbursements                81,143           28,005           218,797          129,976
                                               -------------   --------------    --------------   --------------

                                               $     100,415   $       53,314    $      576,596   $      445,568
                                               =============   ==============    ==============   ==============


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(5)    Sale of Boeing Aircraft

     The Partnership owned a Boeing 737-2E3A aircraft and a Boeing 737-277 aircraft (collectively, the "Aircraft") each of which had been on lease to America West Airlines, Inc. ("America West"). On July 12, 2005, America West, in consideration for the early return of the Aircraft, pre-paid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to the Partnership as consideration for the Aircraft being returned in inadequate condition. Simultaneously with the receipt of the lease payments and return costs from America West, the Partnership sold the Aircraft to an unaffiliated third party, for the aggregate purchase price of $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. At June 30, 2005, the Partnership recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

     In conjunction with the repayment of the non-recourse debt, the lender released to the Partnership the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005 the Partnership sold these 7.5% convertible notes and received approximately $1,660,000, including accrued interest.

(6)    Equipment Held for Sale or Lease

     The Partnership currently owns rotables for an Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,152,000 which is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005. The determination was based upon recent market data from sales of similar assets to unrelated third parties.

(7)    Line of Credit Agreement

     On May 30, 2002,  the  Partnership,  along with certain of its  affiliates;
L.P. Seven, ICON Income Fund Eight B L.P. and ICON Income Fund Nine, (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank. Under the terms of the line of credit agreement, the Initial Funds may borrow from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1 % (together, 7% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. On December 6, 2004, the Loan and Security Agreement with Comerica Bank was extended to December 30, 2005.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(7)    Line of Credit Agreement - continued

     The Initial Funds also entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of its outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Effective March 8, 2005, the Borrowers entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases L.P. Seven from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by the Borrowers under the Loan Agreement amounted to $8,805,000 at June 30, 2005. The Partnership had no advances outstanding under this line of credit.

(8) Other Comprehensive Income (Loss)

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                       2005       2004                2005            2004
                                                       ----       ----                ----           ----

Net income (loss)                               $    2,886,812   $   59,793         $  2,502,069   $    (326,689)

Other comprehensive income:
  Change in valuation of convertible notes             929,773           -               919,573            -
                                                --------------   ----------        -------------   -------------

Comprehensive income (loss)                     $    3,816,585   $   59,793        $   3,421,642   $    (326,689)
                                                ==============   ==========        =============   =============


(9)   Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included elsewhere in this report and the audited Condensed Consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight A and its Condensed Consolidated subsidiaries.

     Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations; and

o    the financial condition of lessees.

     Business Overview

     We are an equipment leasing business formed on July 9, 1997 which began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through the fall of 2005.

     We initially invested most of the net proceeds from our offering in items of equipment subject to a lease. Additional investments have been made with the cash generated from our initial investments to the extent that cash has not been needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we completed the offering of limited partnership interests. That time frame is called the "reinvestment period," which we may extend for an additional three years, at our discretion. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, investors should expect to hold their units for at least 10 years from the time they invest.

     Substantially all of our recurring operating cash flows are generated from the operations of the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known or anticipated re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and paid monthly, up until the disposition period.

     During May 2005, the sale of our coal handling facility was completed and we realized net proceeds of approximately $13,600,000. Our General Partner is evaluating potential uses for these net proceeds. These include reinvesting the net proceeds in leased equipment or financing transactions before we enter our disposition period.

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Cargo and Transportation Industry

     We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. The lease term expires during March 2007. Our portion of the purchase price was approximately $18,999,000 consisting of approximately $3,783,000 in cash and the assumption of non-recourse debt of approximately
$15,216,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease.

     We have a 100% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways and Sabena Oman. The aggregate purchase price of the parts for Sabena Belgian World Airways and Sabena Oman was $2,978,345 and $1,961,000, respectively. All of this equipment is currently off lease and being remarketed. At June 30, 2005 our General Partner determined that the book value of the aircraft rotables was higher than their fair value and recorded an impairment loss of approximately $1,152,000. The determination was based upon recent market data from sales of similar assets to unrelated third parties.

     Petrochemicals Transportation Industry

     We have a 100% interest in one tugboat bearing official number 650770 and one oil barge bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco Plc. The lease is scheduled to expire on January 1, 2008. The purchase price of the equipment was approximately $12,923,000, consisting of approximately $5,628,000 in cash and the assumption of approximately $7,295,000 of non-recourse debt.

     Portfolio Activity for Three Months Ended June 30, 2005

     Sale of Coal Handling Facility

     On May 27, 2005, the General Partner completed the sale of our coal handling facility, owned by ICON BF, on lease to Portland General Electric. The sale price was $21,250,000. In connection with the sale, we repaid the remaining outstanding balance of the non-recourse debt of approximately $7,650,000, netting us approximately $13,600,000 in cash. The net gain from this transaction was approximately $4,834,000.

     Sale of Boeing Aircraft

     We owned a Boeing 737-2E3A aircraft and a Boeing 737-277 aircraft (collectively, the "Aircraft") each of which had been on lease to America West Airlines, Inc. ("America West"). On July 12, 2005, America West, in consideration for the early return of the Aircraft, pre-paid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to us as consideration for the Aircraft being returned in inadequate condition. Simultaneously with the receipt of the lease payments and return costs from America West, we sold the Aircraft to an unaffiliated third party, for the aggregate purchase price of $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. At June 30, 2005, we recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

     In conjunction with the repayment of the non-recourse debt, the lender released to us the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005 we sold these 7.5% convertible notes and received approximately $1,660,000, including accrued interest.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Air Cargo Industry

     The domestic air cargo industry has experienced growth due to the increase in demand for air cargo delivery services. Even though the air cargo industry experienced growth, factors beyond our control may adversely affect the air cargo industry and the financial situation of air cargo providers to whom we lease aircraft. The air cargo industry is subject to economic conditions in the domestic and international markets in which it operates. Some of these economic conditions include new domestic or international government regulation, including regulatory actions affecting aviation rights, international conflicts or terrorist activities and related domestic and international security measures. The air cargo industry is subject to additional economic factors including price competition from other providers, customer demand, rising fuel prices, adverse weather conditions and natural disasters.

     Petrochemicals Transportation Industry

     The petrochemicals transportation industry in the Great Lakes/St. Lawrence Seaway system experienced strong growth in 2004 and the outlook for 2005 remains positive, due in large part to domestic economic growth and rising demand for petroleum. While positive conditions currently exist, factors beyond our control may pose a risk for third parties to whom we lease tanker vessels.

     The petrochemicals transportation industry is influenced by volatile factors such as the price, available supplies and demand for petroleum. Furthermore, companies in this industry operate in an environment with growing regulatory pressure and zero-tolerance for pollution. A change in regulations, technology or other unforeseeable factors such as petrochemical spills, may result in calls for widespread changes in a manner that could adversely affect the third parties to whom we lease tanker vessels.

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

     New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying Condensed Consolidated financial statements.

     Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our reinvestment period and anticipate entering our disposition period during the fall of 2005 unless we extend the reinvestment period for an additional three years. While in the reinvestment period we continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for expenses we anticipate interest expense to decrease our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense may increase.

     Once we enter our disposition period we will begin the process of selling our assets in the ordinary course of business. As such, rental income and finance income will decrease over time as will expenses related to our assets such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                         Three Months Ended June 30,
                                                             2005             2004             Change
                                                             ----             ----             -----

Total revenue                                        $      7,408,420   $         962,681   $  6,445,739
                                                     ================   =================   =============

Rental income                                        $      2,169,063   $         360,000   $  1,809,063
Finance income                                                343,109             579,858       (236,749)
Income (loss) from investments in joint ventures                  732             (24,510)        25,242
Net gain on sales of equipment                              4,844,909              45,259      4,799,650
Interest and other income                                      50,607               2,074         48,533


     Total revenue for the 2005 Quarter increased by $6,445,739, or 669.6% as compared to the 2004 Quarter. Rental income increased as a result of the consolidation of ICON Aircraft 46837, beginning September 1, 2004 which is included in the 2005 Quarter and not in the 2004 Quarter. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and the sale of the coal handling facility on lease to PGE during May 2005. The increase in net gain on sale of equipment is primarily due to the sale of the coal handling facility previously on lease to PGE that resulted in a net gain of approximately $4,834,000.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                        Three Months Ended June 30,
                                                            2005                2004             Change
                                                            ----                ----             ------
Total expenses                                         $    4,521,608   $       902,888  $       3,618,720
                                                       ==============   ===============  =================

Depreciation                                                2,043,247           253,004          1,790,243
Interest                                                      396,008           419,575            (23,567)
General and administrative                                     74,735           121,898            (47,163)
Management fees - General Partner                              19,272            25,309             (6,037)
Administrative expense reimbursements -
 General Partner                                               81,143            28,005             53,138
Amortization of initial direct costs and loan costs            35,260            51,443            (16,183)
Impairment loss                                             1,836,395                -           1,836,395
Minority interest                                              35,548             3,654             31,894


     Expenses for the 2005 Quarter increased by $3,618,720 or 400.8%, as compared to the 2004 Quarter. The increase in depreciation is primarily due to our consolidation of ICON Aircraft 46837 beginning September 2004. Increase in impairment loss is for the impairment loss recognized on the aircraft rotables and the two aircraft sold in July 2005. General and administrative fees decreased as a result of the decrease in the level of activity in operations.

     Net Income

     As a result of the foregoing factors, net income in the 2005 Quarter and the 2004 Quarter was $2,886,812 and $59,793 respectively. Net income per weighted average number of limited partnership units outstanding was $3.86 and $0.08 for the 2005 Quarter and the 2004 Quarter, respectively.

     Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenues for the 2005 Period and the 2004 Period are summarized as follows:

                                                             Six Months Ended June 30,
                                                               2005               2004            Change
                                                               ----               ----            ------
Total revenue                                            $   10,223,684    $    1,984,458   $    8,239,226
                                                         ==============    ===============  ==============

Rental income                                           $     4,461,393    $      720,000   $    3,741,393
Finance income                                                  851,673         1,213,980         (362,307)
Income (loss) from investments in joint ventures                  1,011           (44,665)          45,676
Net gain on sales of equipment                                4,787,391            82,324        4,705,067
Interest and other income                                       122,216            12,819          109,397


     Total revenue for the 2005 Period increased by $8,239,226, or 415.2% as compared to the 2004 Period. Rental income increased as a result of the consolidation of ICON Aircraft 46837, beginning September 1, 2004 which is included in the 2005 Period and not in the 2004 Period. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and to a lesser extent the sale of the coal handling facility on lease to PGE during May 2005. The increase in net gain on sale of equipment results from the loss incurred from our sale of the modular furniture on lease to E*Trade and a gain recognized on the sale of PGE. The increase in interest and other income is due primarily to interest earned on the convertible notes.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                            2005              2004              Change
                                                            ----              ----              ------
 Total expenses                                       $    7,721,615   $       2,311,147   $    5,410,468
                                                      ==============   =================== ==============

 Loss on lease termination                                        -                3,421           (3,421)
 Depreciation                                              4,086,493             752,331        3,334,162
 Interest                                                    924,425             818,315          106,110
 General and administrative                                  155,406             189,494          (34,088)
 Management fees - General Partner                           357,799             315,592           42,207
 Administrative expense reimbursements -
     General Partner                                         218,797             129,976           88,821
 Amortization of initial direct costs and loan costs          84,679              94,572           (9,893)
 Impairment loss                                           1,836,395                  -         1,836,395
 Minority interest                                            57,621               7,446           50,175


     Expenses for the 2005 Period increased by $5,410, 468 or 234%, as compared to the 2004 Period. The increase in depreciation, interest, management and administrative fees and minority interest is primarily due to our consolidation of ICON Aircraft 46837 beginning September 2004. Increase in impairment loss is for the impairment recognized on the aircraft rotables and the two aircraft sold in July 2005.

     Net Income (Loss)

     As a result of the foregoing factors, net income (loss) in the 2005 Period and the 2004 Period was $2,502,069 and ($326,689), respectively. Net income
(loss) per weighted average number of limited partnership units outstanding was $3.35 and ($0.44) for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we currently have available, cash being generated from our leases, and proceeds from equipment sales and residual values, we have sufficient cash to continue our operations into the foreseeable future. We do not anticipate the near term need to borrow from our line of credit.

     Our primary source of cash for the six months ended June 30, 2005 was from investing activities, primarily from proceeds from sales of equipment and residual values of approximately $21,504,000. During July 2005, we received a payment of approximately $1,660,000 from the sale of our 7.5% convertible notes which had previously been held as collateral by a lender.

     Our primary use of cash for the six months ended June 30, 2005 was for financing activities; distributions to partners of approximately $2,010,000, the repayment of non-recourse debt of approximately $7,636,000 and the repayment of our recourse debt of approximately $5,400,000.

     Financings and Borrowings

     Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt accrues interest at rates ranging from 3.65% per year to 10.63% per year. During May 2005, we utilized a portion of the proceeds from the sale of PGE to repay the remaining non-recourse debt relating to this asset of approximately $7,636,000. The outstanding balances of our non-recourse notes payable at June 30, 2005 was approximately $19,525,387.

     We and certain of our affiliates, specifically L.P. Seven; ICON Income Fund Eight B L.P. and ICON Income Fund Nine, LLC (collectively, the "Initial Funds"), entered into a $17,500,000 line of credit agreement with Comerica Bank as of May 30, 2002, as amended. Under the terms of the line of credit agreement, the Initial Funds may borrow money from Comerica Bank with all borrowings to be jointly and severally collateralized by (i) cash and (ii) the present values of certain rents receivable and equipment owned by the Initial Funds. Interest accrues on all outstanding balances, at an interest rate equal to the Comerica Bank base interest rate plus 1% (together is 7% at June 30, 2005). Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers. The line of credit agreement expires on December 30, 2005.

     The Initial Funds also entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include us, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of its outstanding line of credit obligations at any time. These restrictions include borrowing in excess of the lesser of (a) an amount each Borrower could reasonably expect to repay in one year from its projected cash flow, or (b) the greater of (i) the borrowing base, as defined in the line of credit agreement, as applied to such and (ii) 50% of the net worth of such Borrower. The Contribution Agreement provides that, in the event a Borrower pays an amount under this agreement in excess of its allocable share of the total obligations under the line of credit agreement, whether by reason of an event or default or otherwise, the other Borrowers will immediately make a contribution payment to such Borrower and in such amount that the aggregate amount paid by each Borrower reflects its allocable share of the aggregate obligations under the line of credit agreement. The Borrowers' obligations to each other under the Contribution Agreement are collateralized by a subordinate lien on the assets of each participating Borrower.

     Effective March 8, 2005, the Borrowers entered into a Seventh Amendment to the Loan and Security Agreement with Comerica Bank. This Agreement releases L.P. Seven from all of its rights and obligations under the Loan and Security Agreement dated as of May 30, 2002. As such, L.P. Seven is no longer a party to the $17,500,000 line of credit.

     Aggregate borrowings by all Funds under the line of credit agreement amounted to $8,805,000 at June 30, 2005. We currently have no borrowings under this line of credit.

     Distributions

     We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which we anticipate will be during the fall of 2005. For the 2005 Period we paid distributions of $1,989,290 to our limited partners and $20,273 to our General Partner.

     Commitments

     At June 30, 2005 we are a party to non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender as extinguishment of the non-recourse debt. At June 30, 2005 we had an outstanding balance of $19,525,387 in non-recourse borrowings.

     Risks and Uncertainties

     At June 30,2005 except as noted above in the Business Overview section and listed below, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

o We and our affiliates are engaged directly and indirectly in the business of acquiring equipment subject to lease. Our affiliates may have investment objectives similar to ours and may be in a position to acquire the same equipment at the same time as us. As a result, we may compete with our affiliates for leases and such leases may be allocated to our affiliates instead of us. Any decisions regarding conflicts in allocating leases among us and our affiliates will be made by an investment committee taking into consideration such things as whether:

     o the required cash investment is greater than the cash available for investment and the length of time each business has been seeking investments;

     o    the  amount of debt to be  incurred  or assumed  from the  prospective
          transaction   would  result  in  total   indebtedness  that  is  above
          acceptable levels for the business;

     o the type or geographic location of the equipment would result in a concentration in the business that is above acceptable levels;

     o the lease expiration date is beyond the date by which the existence of the businesses will end;

     o the lessee's credit quality satisfies the objectives of the business, including whether the addition of such lessee would result in credit concentration that is above acceptable levels for the business; and

     o the amount and timing of any scheduled rental income facilitates the cash distribution objectives of the business.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged or we enter into interest rate swaps.

     From time to time, we borrow funds under a floating rate line of credit and are therefore exposed to interest rate risk until the floating rate line of credit is repaid.

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

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the General Partner hired a new senior vice president of accounting and the General Partner is in the process of seeking additional accounting staff in order to better effectuate our internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the second quarter 2005.

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

ICON Income Fund Eight A L.P. (Registrant) By its General Partner, ICON Capital Corp.


Date: August 12, 2005           /s/ Beaufort J.B. Clarke
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Date: August 12, 2005           /s/ Thomas W. Martin
                                Thomas W. Martin
                                Executive Vice President and Director
                               (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its Condensed Consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated:  August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its Condensed Consolidatedsubsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Income Fund Eight A L.P. (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated: August 12, 2005

 /s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Quarterly Report of ICON Income Fund Eight A L.P. (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

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