Form 10-Q
period 2005-09-30
ICON INCOME FUND EIGHT /DE
filed 2005-11-15
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended               September 30, 2005
                               -------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                          ICON Income Fund Eight A L.P.
                                      Index


PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                               3-4

         Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 2005 and 2004 (Unaudited)                                  5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           nine months ended September 30, 2005 (Unaudited)                                      6

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)                                       7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)                     9-12

     Item 2.  General Partner's Discussion and Analysis of Financial Condition
       and Results of Operations                                                             13-20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        20

     Item 4.  Controls and Procedures                                                           21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                 22

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       22

     Item 3.  Defaults Upon Senior Securities                                                   22

     Item 4.  Submission of Matters to a Vote of Security Holders                               22

     Item 5.  Other Information                                                                 22

     Item 6.  Exhibits                                                                          22

         Signatures                                                                             23

         Certifications                                                                      24-27


                         PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                                (Unaudited)
                                                                September 30,   December 31,
                                                                    2005            2004
                                                                    ----            ----

Cash and cash equivalents                                       $   8,196,641   $    718,195
                                                                ------------    ------------

 Investments in finance leases:
    Minimum rents receivable                                        1,059,332      5,142,302
    Estimated unguaranteed residual values                                 -      16,589,619
    Unearned income                                                  (161,642)    (1,318,548)
    Allowance for doubtful accounts                                   (63,000)      (125,842)
                                                                --------------  ------------

      Net investments in finance leases                               834,690     20,287,531
                                                                -------------   ------------

 Investments in operating leases:
    Equipment, at cost                                             30,107,914     37,873,680
    Accumulated depreciation                                       (9,909,086)    (7,752,404)
                                                                -------------   ------------

      Net investments in operating leases                          20,198,828     30,121,276
                                                                -------------   ------------

 Equipment held for sale or lease, net                                222,110      1,621,154
 Investments in estimated unguaranteed residual values              1,997,000      1,997,000
 Investments in joint ventures                                        205,272        274,054
 Convertible notes and accrued interest receivable                         -         625,000
 Other assets, net                                                     29,667        273,986
                                                                -------------   ------------

      Total assets                                              $  31,684,208   $ 55,918,196
                                                                =============   ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                                (Unaudited)
                                                                September 30,      December 31,
                                                                     2005             2004
                                                                     ----             ----

 Notes payable - non-recourse                                   $  12,533,417   $     33,646,477
 Notes payable - recourse                                                  -           4,625,000
 Accounts payable and accrued expenses                                 83,953                818
 Due to General Partner and affiliates                                 49,067             73,682
 Deferred rental income                                             1,268,870            540,114
 Minority interest                                                    415,896            424,127
                                                                -------------   -----------------

    Total liabilities                                              14,351,203         39,310,218
                                                                -------------   -----------------

 Commitments and contingencies

 Partners' equity:
    General Partner                                                  (476,333)          (489,833)
    Limited Partners; (739,515.40 units outstanding,
       $100 per unit original issue price)                         17,809,338         16,472,811
    Accumulated other comprehensive income                                 -             625,000
                                                                -------------   ----------------

    Total partners' equity                                         17,333,005         16,607,978
                                                                -------------   ----------------

    Total liabilities and partners' equity                      $  31,684,208   $     55,918,196
                                                                =============   ================


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                    Three Months Ended September 30,  Nine Months Ended September30,
                                                               2005          2004          2005          2004
                                                               ----          ----          ----          ----

 Revenue:
    Rental income                                         $   1,929,064   $  1,887,936  $ 6,390,457 $  2,607,936
    Finance income                                               58,025        552,417      909,698    1,766,397
    Income from investments in joint ventures                     5,516        182,211        6,527      137,546
    Net gain on sales of equipment and residual values           99,552         36,923    4,886,943      119,247
    Net gain on lease termination                               630,000             -       630,000           -
    Realized gain on sale of convertible notes                1,544,573             -     1,544,573           -
    Interest and other income                                    56,358         10,385      178,574       23,204
                                                          -------------   ------------  ----------- ------------

      Total revenue                                           4,323,088      2,669,872   14,546,772    4,654,330
                                                          -------------   ------------  ----------- ------------

 Expenses:
    Loss on lease termination                                        -              -            -         3,421
    Depreciation                                              1,874,576      1,605,528    5,961,069    2,357,859
    Interest                                                    290,575        446,509    1,215,000    1,264,824
    General and administrative                                  127,103         81,099      282,509      270,593
    Management fees - General Partner                           147,300        196,769      505,099      512,361
    Administrative expense reimbursements -
     General Partner                                             60,513         80,951      279,310      210,927
    Amortization of initial direct costs and loan costs          13,227         26,178       97,906      120,750
    Impairment loss                                                  -              -     1,836,395           -
    Reversal of bad debt allowance                              (62,842)            -       (62,842)          -
    Minority interest                                            10,602          5,356       68,223       12,802
                                                          -------------   ------------  -----------  -----------

      Total expenses                                          2,461,054      2,442,390   10,182,669    4,753,537
                                                          -------------   ------------  -----------  -----------

 Net income (loss)                                        $   1,862,034   $    227,482  $ 4,364,103 $   (99,207)
                                                          =============   ============  =========== ============

 Net income (loss) allocable to:
    Limited Partners                                         $1,843,414   $    225,207   $4,320,462 $    (98,215)
    General Partner                                              18,620          2,275       43,641         (992)
                                                          ----------------------------  ----------- ------------

                                                          $   1,862,034   $    227,482  $ 4,364,103 $    (99,207)
                                                          =============   ============  =========== ============

 Weighted average number of limited partnership
  units outstanding                                             739,515        739,664      739,515      740,438
                                                          =============   ============  =========== ============

 Net income (loss) per weighted average limited
  partnership unit                                        $        2.49   $       0.30  $      5.84 $     (0.13)
                                                          =============   ============  =========== ============



See accompanying notes to condensed consolidated financial statements.

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
               Condensed Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other          Total
                                            Units            Limited              General      Comprehensive   Partners'
                                         Outstanding         Partners             Partner         Income        Equity
                                   --------------------  ---------------  -----------------  -------------  ---------------

Balance, January 1, 2005                     739,515.40  $   16,472,811   $       (489,833)   $   625,000   $   16,607,978

 Cash distributions to partners                               (2,983,935)           (30,141)        -           (3,014,076)
 Realized gain on sale of convertible notes                         -                  -         (625,000)        (625,000)
 Net income                                        -           4,320,462             43,641         -            4,364,103
                                    -------------------  ---------------   ----------------   -----------   --------------

 Balance, September 30, 2005                 739,515.40  $    17,809,338   $      (476,333)   $     -       $   17,333,005
                                    ===================  ===============   ================   ===========   ==============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                         2005              2004
                                                                         ----              -----
 Cash flows from operating activities:
    Net income (loss)                                               $    4,364,103   $      (99,207)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Rental income paid directly to lenders by lessees               (6,390,457)      (2,607,936)
        Interest expense on non-recourse financing paid directly
          to lenders by lessees                                          1,074,691        1,163,125
        Finance income portion of receivable
           paid directly to lenders by lessees                            (909,698)      (1,491,852)
        Net gain on sales of equipment and residual values              (4,886,943)        (119,247)
        Realized gain on sale of convertible notes                      (1,544,573)              -
        (Gain) loss on lease termination                                  (630,000)           3,421
        (Income) loss from investments in joint ventures                    (6,527)        (137,546)
        Amortization of initial direct costs and loan costs                 97,906          120,750
        Depreciation                                                     5,961,069        2,357,859
        Impairment loss                                                  1,836,395               -
        Reversal of bad debt allowance                                     (62,842)              -
        Minority interest                                                   68,223           12,802
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                 417,798          223,964
        Accrued interest income                                            108,120               -
        Other assets                                                       (37,049)        (365,992)
        Due to General Partner and affiliates, net                         (95,906)         158,105
        Deferred rental income                                               3,118               -
        Security deposits and other payables                                83,135         (124,968)
                                                                   ---------------  ----------------

 Net cash used in operating activities                                    (549,437)        (906,722)
                                                                   ---------------- ----------------

 Cash flows from investing activities:
    Proceeds from sales of equipment and residual values                25,076,809        1,336,328
    Proceeds from lease termination                                        630,000               -
    Proceeds from the sale of convertible notes                          1,544,573               -
    Investment in joint venture and options                                     -        (3,587,475)
    Distributions received from joint ventures                              13,200          647,411
                                                                   ---------------  ---------------

 Net cash provided by (used in) investing activities                    27,264,582       (1,603,736)
                                                                   ---------------  ----------------

 Cash flows from financing activities:
    Proceeds from note payable - non-recourse                                   -        11,193,368
    Proceeds from note payable - recourse                                  775,000        4,315,000
    Repayments of notes payable - non-recourse                         (11,597,623)      (3,878,717)
    Repayments of notes payable - recourse                              (5,400,000)      (5,574,547)
    Cash distributions to partners                                      (3,014,076)      (2,967,629)
    Redemption of limited partner units                                         -          (130,884)
    Loans and advances affiliates                                               -          (175,000)
                                                                   ---------------  ---------------

 Net cash (used in) provided by financing activities                   (19,236,699)       2,781,591
                                                                   ---------------  ---------------

 Net increase in cash and cash equivalents                               7,478,446          271,133
 Cash and cash equivalents, beginning of the period                        718,195           52,101
                                                                   ---------------  ---------------

 Cash and cash equivalents, end of the period                      $     8,196,641  $       323,234
                                                                   ===============  ===============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)



                                                                                     2005              2004
                                                                                     ----              ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $       140,309   $        101,699
                                                                              ===============   ================

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest paid directly to lenders by lessees                $    10,590,128   $      7,823,310
                                                                              ================  ================

 Non-recourse debt acquired through majority ownership of
a previously minority owned joint venture                                     $           -     $     15,216,101
                                                                              ================  ================

 Investment in operating lease acquired
  through majority ownership of a reviously minority owned joint venture      $           -     $     20,700,354
                                                                              ================  ================


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings or loss of the joint venture.

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

     The Partnership is currently in its "reinvestment" phase, wherein the Partnership seeks to purchase equipment from time to time through late Fall of 2005. After the "reinvestment period", the Partnership will then begin to sell its assets in the ordinary course of business during a time frame called the "disposition period". If the Partnership believes it would be beneficial to reinvest the cash flow in equipment during the disposition period, the Partnership may do so, but the General Partner will not receive any additional acquisition fees in connection with such reinvestments.

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

                         ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 to conform to the current period presentation.

(3)    Joint Ventures

     ICON/Boardman Facility LLC

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six") had ownership interests of 99.4975% and .5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

     The General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sales price was approximately $21,250,000. In connection with the sale, the Partnership repaid the remaining outstanding balance of the non-recourse debt of approximately $7,650,000, netting the Partnership approximately $13,600,000 in cash. The net gain from this transaction was approximately $4,834,000. At June 30, 2005 the Partnership owed L.P. Six approximately $68,000 for its proportionate share of the net proceeds from the joint venture which the Partnership paid during September 2005.

     In accordance with an agreement between ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and the Partnership relating to the Partnership's acquisition of L.P. Seven's .5025% ownership interest in ICON BF during September 2004 the Partnership owes L.P. Seven approximately $3,000 due to the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of L.P. Seven's sale to the Partnership and the actual sales price received by the Partnership which was repaid to L.P. Seven during September 2005.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



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

     Fees and other expenses incurred by the Partnership to the General Partner or its affiliates were as follows:



                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                   2005         2004          2005         2004
                                                   ----         ----          ----         ----

 Management fees                              $  147,300   $    196,769   $  505,099   $    512,361
 Administrative expense reimbursements            60,513         80,951      279,310        210,927
                                              ----------- -------------  --------------------------

                                              $  207,813   $    277,720   $  784,409   $    723,288
                                              ==========   ============   ============ ============



     The Partnership has a net payable of $49,067 due to the General Partner and affiliates at September 30, 2005, which was owed the General Partner for administrative expense reimbursements.

(5)    Sale of Boeing Aircraft

     The Partnership owned a Boeing 737-2E3A aircraft and a Boeing 737-277 aircraft (collectively, the "Aircraft") each of which had been on lease to America West Airlines, Inc. ("America West"). On July 12, 2005, America West, in consideration for the early return of the Aircraft, pre-paid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to the Partnership as consideration for the Aircraft being returned in in non-compliance with conditions mandated in the lease. Simultaneously with the receipt of the lease payments and return costs from America West, the Partnership sold the Aircraft to an unaffiliated third party, for the aggregate purchase price of $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. During the quarter ended June 30, 2005, the Partnership recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(5)    Sale of Boeing Aircraft - continued

     In conjunction with the repayment of the non-recourse debt, the lender released to the Partnership the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005, the Partnership sold these 7.5% convertible notes and received approximately $1,660,000 in cash, including accrued interest.

(6)    Equipment Held for Sale or Lease

     The Partnership currently owns rotables for an Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. During the Quarter ended June 30, 2005, the Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $1,152,000. The determination was based upon recent market data from sales of similar assets to unrelated third parties.

(7)    Line of Credit Agreement

     On September 7, 2005, the Partnership and certain of its affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC and ICON Income Fund Ten, LLC terminated the existing line of credit agreement and contribution agreement, both dated May 30, 2002, with Comerica Bank. The Partnership is no longer party to any line of credit agreement or contribution agreement.

(8)    Recent Accounting Pronouncements

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

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight A L.P. and its subsidiaries.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2004. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the cargo delivery industry; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; disease; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on July 9, 1997. We began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our "reinvestment" phase, wherein we seek to purchase equipment from time to time through the late Fall of 2005.

     We initially invested most of the net proceeds from our offering in items of equipment subject to a lease. Additional investments have been made with the cash generated from our initial investments to the extent that cash has not been needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." We anticipate purchasing equipment from time to time until five years from the date we completed the offering of limited partnership interests. That time frame is called the "reinvestment period," which we may extend for an additional three years, at our discretion. After the "reinvestment period," we will then sell our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but the General Partner will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, investors should expect to hold their units for at least 10 years from the time they invested.

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

     Our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Cargo and Transportation Industry:

     We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with Federal Express Corporation. The lease term expires during March 2007. Our portion of the purchase price was approximately $18,999,000 consisting of approximately $3,783,000 in cash and the assumption of non-recourse debt of approximately $15,216,000. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease.

     We have a 100% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways and Sabena Oman. The aggregate purchase price of the rotables for Sabena Belgian World Airways and Sabena Oman was $2,978,345 and $1,961,000, respectively. All of this equipment is currently off lease and being remarketed.

     Petrochemicals Transportation Industry

     We have a 100% interest in one tugboat bearing official number 650770 and one oil barge bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco, plc. The lease is scheduled to expire on January 1, 2008. The purchase price of the equipment was approximately $12,923,000, consisting of approximately $5,628,000 in cash and the assumption of approximately $7,295,000 of non-recourse debt.

     Portfolio Activity for Three Months Ended September 30, 2005

     Sale of Boeing Aircraft

     We owned a Boeing 737-2E3A aircraft and a Boeing 737-277 aircraft (collectively, the "Aircraft"), each of which had been on lease to America West Airlines, Inc. ("America West"). On July 12, 2005, America West, in consideration for the early return of the Aircraft, pre-paid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to us as consideration for the Aircraft being returned in inadequate condition. Simultaneously with the receipt of the lease payments and return costs from America West, we sold the Aircraft to an unaffiliated third party, for the aggregate purchase price of $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. An impairment loss of approximately $685,000, relating to the sale of the Aircraft was recognized.

     In conjunction with the repayment of the non-recourse debt, the lender released to us the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005, we sold these 7.5% convertible notes and received approximately $1,660,000 in cash, including accrued interest.

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

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually by the General Partner to determine whether an impairment charge may be required. The General Partner uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     We are currently in our reinvestment period and anticipate entering our disposition period during the late Fall of 2005. While in the reinvestment period we continue to look for equipment leases to purchase, either with cash or with a combination of cash and financing. As such, we expect our revenue will fluctuate due to our selling some equipment leases while purchasing other equipment leases. We also expect to have gains and losses from the sales of equipment during this time period. As for expenses, we anticipate interest expense to decrease as our outstanding debt decreases. If we enter into an equipment lease where we finance a portion of the purchase price then interest expense may increase.

     Once we enter our disposition period we will begin the process of selling our assets in the ordinary course of business. As such, rental income and finance income will decrease over time as will expenses related to our assets such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                           Three Months Ended September 30,
                                                                2005                 2004         Change

Total revenue                                            $         4,323,088   $    2,669,872   $  1,653,216
                                                         ===================   ==============   ============

Rental income                                            $         1,929,064   $    1,887,936   $     41,128
Finance income                                           $            58,025   $      552,417   $   (494,392)
Income from investments in joint ventures                $             5,516   $      182,211   $   (176,695)
Net gain on sales of equipment and residual values       $            99,552   $       36,923   $     62,629
Net gain on lease termination                            $           630,000   $         -      $    630,000
Realized gain on sale of convertible notes               $         1,544,573   $         -      $  1,544,573
Interest and other income                                $            56,358   $       10,385   $     45,973

     Total revenue for the 2005 Quarter increased by $1,653,216, or 61.9% as compared to the 2004 Quarter. Rental income increased as a result of the consolidation of ICON Aircraft 46837, beginning September 1, 2004 which is included in the 2005 Quarter and not in the 2004 Quarter. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and the sale of the coal handling facility on lease to Portland General Electric ("PGE") during May 2005. The increase in net gain on sale of equipment is due to the sale of the two Boeing aircraft previously on lease to America West that resulted in a net gain of approximately $99,552. The increase in gain on lease termination results from the sale of the two Boeing aircraft and early buyout of the lease. The increase in gain on sale of marketable securities also results from the sale of two Boeing aircraft and the subsequent pay down of the debt which released the securities which were being held as collateral to the note.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                                Three Months Ended September 30,
                                                                      2005            2004         Change
Total expenses                                                  $      2,461,054   $2,442,390   $   18,664
                                                                ================   ===========  ==========

Depreciation                                                    $      1,874,576   $1,605,528   $  269,048
Interest                                                        $        290,575   $  446,509   $ (155,934)
General and administrative                                      $        127,103   $   81,099   $   46,004
Management fees - General Partner                               $        147,300   $  196,769   $  (49,469)
Administrative expense reimbursements - General Partner         $         60,513   $   80,951   $  (20,438)
Amortization of initial direct costs and loan costs             $         13,227   $   26,178   $  (12,951)
Reversal of bad debt allowance                                  $        (62,842)  $     -      $  (62,842)
Minority interest                                               $         10,602   $    5,356   $    5,246

     Expenses for the 2005 Quarter increased 18,664 or 0.8%, as compared to the 2004 Quarter. The increase in depreciation is primarily due to our consolidation of ICON Aircraft 46837 beginning September 2004. Interest expense and amortization expense decreased primarily due to the sale of the coal handling facility and the two Boeing aircraft during 2005.

     Net Income

     As a result of the foregoing factors, net income in the 2005 Quarter and the 2004 Quarter was $1,862,034 and $277,482 respectively. Net income per weighted average number of limited partnership units outstanding was $2.49 and $0.30 for the 2005 Quarter and the 2004 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenues for the 2005 Period and the 2004 Period are summarized as follows:

                                                           Nine Months Ended September 30,
                                                                2005            2004              Change
                                                                ----            ----              ------
 Total revenue                                        $     14,546,772   $       4,654,330   $    9,892,442
                                                      ================   =================  ===============

 Rental income                                        $      6,390,457   $       2,607,936   $    3,782,521
 Finance income                                                909,698           1,766,397         (856,699)
 Income from investments in joint ventures                       6,527             137,546         (131,019)
 Net gain on sales of equipment and residual values          4,886,943             119,247        4,767,696
 Net gain on lease termination                                 630,000                  -           630,000
 Realized gain on sale of convertible notes                  1,544,573                  -         1,544,573
 Interest and other income                                     178,574              23,204          155,370

     Total revenue for the 2005 Period increased by $9,892,442, or 212.5% as compared to the 2004 Period. Rental income increased primarily as a result of the consolidation of ICON Aircraft 46837, beginning September 1, 2004, which is included in the 2005 Period for nine months and only included in the 2004 Period for one month. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and the sale of the coal handling facility during May 2005. The increase in net gain on sale of equipment results from the loss incurred from our sale of the modular furniture on lease to E*Trade, the gain recognized on the sale of the coal handling facility to PGE and the gain recognized on the sale of the America West aircraft. The increase in interest and other income is due primarily to interest earned on the convertible notes. The increase in gain on lease termination results from the sale of the two Boeing aircraft which were on lease to America West and an early buyout of the lease. The increase in gain on sale of marketable securities also results from the sale of two Boeing aircraft and the subsequent pay down of the debt which released the securities which were being held as collateral to the note.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                           Nine Months Ended September 30,
                                                                   2005          2004        Change

Total expenses                                              $   10,182,669   $  4,753,537   $5,429,132
                                                            ==============   ============== ==========
Loss on lease termination                                               -           3,421       (3,421)
Depreciation                                                     5,961,069      2,357,859    3,603,210
Interest                                                         1,215,000      1,264,824      (49,824)
General and administrative                                         282,509        270,593       11,916
Management fees - General Partner                                  505,099        512,361       (7,262)
Administrative expense reimbursements - General Partner            279,310        210,927       68,383
Amortization of initial direct costs and loan costs                 97,906        120,750      (22,844)
Impairment loss                                                  1,836,395             -     1,836,395
Reversal of bad debt allowance                                     (62,842)            -       (62,842)
Minority interest                                                   68,223         12,802       55,421

     Expenses for the 2005 Period increased by $5,429,132 or 114.2%, as compared to the 2004 Period. The increase in depreciation and minority interest is primarily due to our consolidation of ICON Aircraft 46837 beginning September 2004. The increase in impairment loss is due to our decision to recognize an impairment loss on our aircraft rotables which are currently held for sale and the two aircraft sold in July 2005 for which we recognized an impairment loss during the quarter ended June 30, 2005. Decrease in interest expense and amortization expense is due primarily to the repayment of the notes payable held and sale on the coal handling facility and the two Boeing aircraft.

     Net Income (Loss)

     As a result of the foregoing factors, net income (loss) in the 2005 Period and the 2004 Period was $4,364,103 and $(99,207), respectively. Net income
(loss) per weighted average number of limited partnership units outstanding was $5.84 and $(0.13) for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

         Sources of Cash

     We believe that with the cash we currently have available, cash being generated from our leases, and proceeds from equipment sales and residual values, we have sufficient cash to continue our operations into the foreseeable future. We do not anticipate the near term needs to borrow funds from any source.

     Our primary source of cash for the nine months ended September 30, 2005 was from investing activities; approximately $25,077,000 was from proceeds from sales of equipment and residual values, approximately $1,545,000 was from sales of convertible notes and $630,000 was from lease terminations. In addition, we borrowed approximately $775,000 from our line of credit during the 2005 Period.

     Our primary use of cash for the nine months ended September 30, 2005 was for financing activities; approximately $11,597,000 was used to repay non-recourse notes payable, approximately $5,400,000 was used to repay our line of credit and approximately $3,104,000 was used to pay distributions to our partners.

     Financings and Borrowings

     Our non-recourse debt consists of one note payable in which the lender has a security interest in the equipment and an assignment of the rental payments under the lease. The lender is being paid directly by the lessee. Our non-recourse debt accrues interest at 7.93% per year. During July 2005, we utilized a portion of the proceeds from the sale of America West aircraft to repay the remaining non-recourse debt relating to these assets of approximately $3,962,000. The outstanding balance of our non-recourse note payable at September 30, 2005 was $12,533,417.

     On September 7, 2005, we and certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC and ICON Income Fund Ten, LLC terminated their existing line of credit agreement and contribution agreement, both dated May 30, 2002, with Comerica Bank. We are no longer party to any line of credit agreement or contribution agreement.

     Distributions

     We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which we anticipate will be during the late Fall of 2005. For the 2005 Period we paid distributions of $2,983,935 to our limited partners and $30,141 to our General Partner.

     Commitments

     At September 30, 2005, we are a party to one non-recourse note payable. The lender has a security interest in equipment relating to the non-recourse debt and an assignment of the rental payments under the lease. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender as extinguishment of the non-recourse debt. At September 30, 2005 we had an outstanding balance of $12,533,417 in non-recourse borrowings.

     Risks and Uncertainties

     At September 30,2005 except as noted above in the Business Overview section and listed below, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

          No matters were submitted to a vote of security holders during the third quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6 - Exhibits

     31.1 Certification of Chairman and Chief Executive Officer.

     31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     32.1 Certification  of Chairman and Chief Executive  Officer pursuant to 18
          U.S.C.   ss.1350,   as  adopted   pursuant   to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight A L.P. (Registrant) By its General Partner, ICON Capital Corp.


Date: November 15, 2005     /s/ Beaufort J.B. Clarke
                            ------------------------
                            Beaufort J.B. Clarke
                           Chairman, Chief Executive Officer and Director

Date: November 15, 2005     /s/ Thomas W. Martin
                            --------------------
                            Thomas W. Martin
                            Executive Vice President and Director
                           (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its Condensed Consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  November 15, 2005

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its Condensed Consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: November 15, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

     1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of ICON Income Fund Eight A L.P.

Dated: November 15, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Income Fund Eight A L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Income Fund Eight A L.P.

Dated: November 15, 2005

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