Form 10-K
period 2005-12-31
ICON INCOME FUND EIGHT /DE
filed 2006-04-04
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x]  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the fiscal year ended          December 31, 2005
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                         333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-4006824
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York                 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  Units of limited partnership
                                                             interests

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for the limited partnership units of the registrant.

Number of outstanding limited partnership units of the registrant on March 15, 2006 is 736,232.

                       Documents Incorporated by Reference
None.


                                Table of Contents

                                     PART I
                                                                                            Page
Item 1.    Business                                                                           1

Item 1A.   Risk Factors                                                                       4

Item 1B.   Unresolved Staff Comments                                                          7

Item 2.    Properties                                                                         8

Item 3.    Legal Proceedings                                                                  8

Item 4.    Submission of Matters to a Vote of Security Holders                                8

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder Matters         8

Item 6.    Selected Consolidated Financial Data                                               9

Item 7.    General Partner's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                        10

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                        18

Item 8.    Consolidated Financial Statements                                                 19

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                          42

Item 9A.   Controls and Procedures                                                           42

Item 9B.   Other Information                                                                 42

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's General Partner              43

Item 11.   Executive Compensation                                                            44

Item 12.   Security Ownership of Certain Beneficial Owners and General Partner
           and Related Security Holder Matters                                               44

Item 13.   Certain Relationships and Related Transactions                                    44

Item 14.   Principal Accountant Fees and Services                                            45

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                        45

SIGNATURES                                                                                   46


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

     Our History

     ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership will continue until December 31, 2017, unless terminated sooner. When used in this report, the terms "we," "us" and "ours" refers to the Partnership.

     Our General Partner is ICON Capital Corp. (our "General Partner"), a Connecticut corporation. Our General Partner manages and controls the business affairs, including but not limited to, our equipment leases and financing transactions under the terms of our management agreement.

     Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of our final closing, 737,965 additional limited partnership units were sold representing $73,796,504 of capital contributions bringing the total admission to 749,965 limited partnership units representing $74,996,504 of capital contributions. In the period from May 17, 2000 through December 31, 2005, we redeemed 13,083 limited partnership units. At December 31, 2005, we had 736,882 limited partnership units outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) will dispose of our investments and distribute the cash from sales of such investments to our partners during the liquidation period, which began on December 20, 2005.

     With the proceeds from the sale of our limited partnership units, we primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases is financed, so these leases will generate little or no current cash flow because substantially the entire rental payments received from a lessee is paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We have invested most of the net proceeds from our offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash is not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchased equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which ended on December 20, 2005. After the reinvestment period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

     If we believe it would benefit our partners to reinvest our cash flow in equipment during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the reinvestment period, but it may take longer to do so. Accordingly, our partners should expect to hold their units for at least ten years from the time they invest.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to our limited partners and 1% to our General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and has received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our limited partners and 10% to our General Partner.

     Substantially all of our recurring operating cash flows are generated from the "income" leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our partners.

     At December 31, 2005 and 2004, we had total assets of $26,600,934 and $55,918,196, respectively. For the year ended December 31, 2005, our revenue from rental income and finance income was $9,193,611, which included two lessees which accounted for approximately 80% of our rental income and finance income. We incurred net income for the year ended December 31, 2005 of $1,287,041. For the year ended December 31, 2004, our revenue from rental income and finance income was $7,185,163, which included three lessees which accounted for approximately 84% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2004 of $3,521,353. For the year ended December 31, 2003, our revenue from rental income and finance income was $7,167,462, which included four lessees which accounted for approximately 77% of our total rental income and finance income. We incurred a net loss for the year ended December 31, 2003 of $7,912,634.

     On  December  20,  2005,  we  began  our  liquidation  period.  During  our liquidation period, we will continue to distribute substantially all distributable cash from operations and equipment sales to our partners and continue the orderly termination of our operations and affairs.

     At December 31, 2005, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Equipment:

o We have a 90% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. At December 31, 2005, the lease has a remaining term of 18 months.

o We have a 100% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA. All of this equipment is currently off lease and being remarketed.

     Energy Equipment:

o We have a 100% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco Plc The lease is scheduled to expire on January 1, 2008.

     Manufacturing Equipment for Playgrounds

o We have a 100% interest in equipment used in a manufacturing facility on lease to Playcore Wisconsin, Inc. ("Playcore"). The manufacturing equipment is on lease for a term of three years commencing January 1, 2006.

     Telecommunications Equipment;

o We have a 12% ownership interest in ICON Global Crossing, LLC, an entity also managed by our General Partner, which purchased from various vendors state-of-the-art telecommunications equipment which is then leased to Global Crossing Telecommunications, Inc.

     Segment Information

     We have only one operating segment: the business of acquiring equipment subject to leases with companies that we generally believe to be creditworthy.

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

     Employees

     We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our current reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     Our operations are subject to a number of risks. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o    the technological and economic obsolescence of equipment;

o    potential defaults by lessees;

o    management and other fees paid by us;

o the existence of leverage increases the risk of foreclosure as well as increases the acquisition fees paid to our General Partner; and

o    increases in our expenses (including taxes and insurance expenses).

     Our General Partner's decisions are subject to conflicts of interest with us.

     Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions." These conflicts may include:

o Our General Partner may receive more fees for acquiring equipment if we incur debt to fund acquisitions;
o Our management agreement does not restrict our General Partner's ability to compete with us for equipment acquisitions, dispositions and other types of business;
o Our General Partner may have opportunities to earn fees for referring a prospective acquisition opportunity to another purchaser;
o Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
o Our General Partner has the ability as tax matters partner to negotiate with the IRS to settle tax disputes that would bind us and our partners; and
o Our General Partner may control the decisions as to when and whether to sell a jointly-owned asset with another business that it manages.

     If the value of the equipment in our portfolio declines more rapidly than we anticipate, our financial performance may be adversely affected.

     A significant part of the value of our equipment is the potential value of the equipment once the lease term expires. We call this value the residual value. Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we will assume a value for the equipment at the end of the lease which, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a profit despite the expected decline in equipment value over the lease term. However, the value of the equipment at the end of a lease, and whether that value meets our expectations, will depend to a significant extent upon the following factors, many of which are beyond our control:

o our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
o our ability to maximize the value of the equipment upon its sale or re-lease when the lease expires;
o    market conditions prevailing at the time the lease expires;
o    the cost of new equipment at the time we are remarketing used equipment;
o the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
o    the strength of the economy; and
o    the condition of the equipment when the lease expires.

     If leased equipment is not properly maintained, its residual value may be less than expected.

     If a lessee fails to maintain equipment in accordance with its lease, we may make unanticipated expenditures to repair the equipment in order to protect our investment. While we planned to inspect most used equipment prior to purchase, there can be no assurance that an inspection of used equipment prior to purchasing it will reveal any defects, and problems with the equipment that occurred after it was acquired by us.

     If a lessee defaults on its lease, we could incur losses.

     If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The cost of recovering equipment upon a lessee's default, enforcing the lessee's obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. We may have leased equipment to lessees which had senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating, and lessees with such lower credit ratings may default on lease payments more frequently than higher credit rated lessees.

     If a lessee files for bankruptcy, we may have difficulty enforcing the lease and may incur losses.

     If a lessee files for protection under applicable bankruptcy laws, the remaining term of the lease or option to purchase the equipment for a fixed price at a future date could be shortened or the lease could be rejected, and unpaid pre-bankruptcy lease payments may be cancelled as part of the bankruptcy. We may also experience difficulty and delays in recovering equipment from a bankrupt lessee. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket it, and we would be an unsecured creditor for any amounts due under the lease.

     Sellers of leased equipment could have used their knowledge of the lease terms for gain at our expense.

     We may have acquired equipment subject to lease from leasing companies that had an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

     Investment in joint ventures may subject us to risks relating to our co-investors which could adversely impact the financial results of joint ventures.

     We invested in joint ventures with other businesses our General Partner sponsors and manages or with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that will be wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture's obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with ours and want to manage the joint ventures in ways that do not maximize the return to us. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or prices or terms of a lease. Finally, while we will have the right to buy out the other joint owner's interest in the equipment in the event of the sale, we may not have the resources available to do so.

     We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

     Equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of equipment. While our leases will generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism and acts of God, such as earthquakes, may be either uninsurable or not economically feasible to insure. Furthermore, not all possible contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster would occur to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment we may be exposed to environmental tort liability. Although we used and will continue to use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, there can be no assurance that our assets will be protected against any claims.

     We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

     Many types of transportation equipment are subject to registration requirements by United States governmental agencies, as well as foreign governments, if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own capital to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of leases may provide for rent reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, might lose future revenues, and also might suffer adverse tax consequences.

     If a lease were determined to be a loan, it would be subject to usury laws which could lower our lease revenue.

     Equipment leases have sometimes been held by the courts to be loan transactions subject to state usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases which we believe are structured so that they avoid being deemed loans, and would therefore not be subject to the usury laws, there can be no assurance that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under the loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced which would lower our lease revenues.

     Because we borrowed to purchase equipment, including recourse debt, losses as a result of lessee defaults may be greater than if debt were not incurred.

     Although we acquired some of our investments for cash, we borrowed a substantial portion of the purchase price of our equipment investments. While we believe the use of leverage resulted in us being able to make more acquisitions and that each acquisition would have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio was offset by the heightened risk of loss in an individual lease transaction using leverage.

     Additionally, while the majority of our borrowings were non-recourse, some of our borrowings were recourse debt, whereby the lender can look to our general assets or the general assets of other equipment leasing funds our General Partner operates in the case of nonpayment. Recourse debt may increase our risk of loss because we must meet our loan payment obligations regardless of the rental revenue we receive from the equipment. With respect to non-recourse borrowings, a lessee default could force us to make debt service payments so as to protect our investment in equipment and prevent us from being subject to repossession. See "Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The domestic air cargo industry is subject to economic and political conditions that may adversely affect the air cargo providers to whom we lease aircraft.

     The domestic air cargo industry is subject to factors beyond our control that may adversely affect the air cargo industry and the financial situation of air cargo providers to whom we lease aircraft. The air cargo industry is subject to economic conditions in both the domestic and international markets in which it operates, including regulatory actions affecting aviation rights and security measures related to international conflicts or terrorist activities. The air cargo industry is also subject to price competition from other providers, customer demand, rising fuel prices, adverse weather conditions and natural disasters which could result in a reduction of our lease revenues.

     The petrochemicals transportation industry is subject to changes in petroleum prices and economic conditions beyond our control.

     The outlook for the petrochemicals transportation industry in the Great Lakes/St. Lawrence Seaway system remains positive, due in large part to domestic economic growth and rising demand for petroleum. While positive conditions currently exist, factors beyond our control may pose a risk for third parties to whom we lease tanker vessels. The petrochemicals transportation industry is influenced by volatile factors such as the price, available supplies and demand for petroleum. Furthermore, a change in environmental regulations, technology or other unforeseeable factors such as petrochemical spills, may result in calls for widespread changes in a manner that could adversely affect the third parties to whom we lease tanker vessels, which could result in reductions of our lease revenues.

     The telecommunications market is subject to significant uncertainty as its success is closely tied to government legislation, both domestically and abroad.

     Unforeseen   changes  in   telecommunications   regulation,   such  as  the
requirement for voice-over-Internet-Protocol service providers to provide enhanced 911, or E911 services, in the United States, may increase the chances that our potential lessees may lose revenue and not be able to make required lease payments, on leased telecommunications equipment, which could result in reductions of our lease revenues.

Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our General Partner's opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders for the fourth quarter 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                                     Number of Partners
               Title of Class                       as of March 15, 2006
         ---------------------------      --------------------------------------
               General Partner                                  1
              Limited Partners                                2,898

     We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which occurred on December 20, 2005. For the three years ended December 31, 2005 we paid distributions to our limited partners totaling $3,976,340, $3,924,505 and $6,040,214, respectively. For the three years ended December 31, 2005 we paid distributions to our General Partner totaling $40,165, $40,221 and $61,012, respectively.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $20.94 per Unit at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $20.94 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment liquidation proceeds we will actually receive over our remaining term. Our units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8.
Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K




                                                                               Years Ended December 31,
                                                                               ------------------------
                                                       2005             2004            2003             2002             2001
                                                       ----             ----            ----             ----             ----
 Total revenue (a)                                    $16,488,628    $ 7,578,431      $ 1,041,280      $11,200,364     $ 12,975,571
                                                      ===========    ===========       ==========      ===========     ============
 Net income (loss) (b)                                $ 1,287,041    $(3,521,353)     $(7,912,634)     $(1,196,680)    $    (29,316)
                                                      ===========    ===========      ===========      ===========     ============
 Net income (loss) allocable to the limited partner   $ 1,274,171    $(3,486,139)     $(7,833,508)     $(1,184,713)    $    (29,023)
                                                      ===========    ===========      ===========      ===========     ============
 Net income (loss) allocable to the General Partner   $    12,870    $   (35,214)     $   (79,126)     $   (11,967)    $       (293)
                                                      ===========    ===========      ===========      ===========     ===========

 Weighted average limited partnership
       units outstanding                                  738,991        739,966          742,719          744,600          746,378
                                                      ===========    ===========      ===========      ===========     ============
 Net income (loss) per weighted average
       limited partnership unit                       $      1.72    $     (4.71)     $    (10.55)     $     (1.59)    $      (0.04)
                                                      ===========    ===========      ===========      ===========     ============

 Distributions to limited partners                    $ 3,976,340    $ 3,924,505      $ 6,040,214      $ 8,000,244     $  8,022,337
                                                      ===========    ===========      ===========      ===========     ============
 Distributions per weighted average
       limited partnership unit                       $      5.38    $      5.30      $      8.13      $     10.74     $      10.75
                                                      ===========    ===========      ===========      ===========     ============

 Distributions to the General Partner                 $    40,165    $    40,221      $    61,012      $    80,811     $     81,039
                                                      ===========    ===========      ===========      ===========     ============

                                                                                     December 31,
                                                                                     ------------
                                                         2005             2004            2003             2002             2001
                                                         ----             ----            ----             ----             ----
 Total assets                                         $26,600,934    $55,918,196      $48,073,352      $91,208,154     $107,774,081
                                                      ===========    ===========      ===========      ===========     ============
 Notes payable                                        $12,701,548    $38,271,477      $23,358,727      $51,474,674     $ 59,507,566
                                                      ===========    ===========      ===========      ===========     ============
 Partner's equity                                     $13,159,741    $16,607,978      $23,604,943      $37,661,379     $ 47,108,809
                                                      ===========    ===========      ===========      ===========     ============



(a) In 2005, we had approximately $8,200,000 of additional rental income or approximately $11.09 per limited partnership unit. In 2003, we had an early termination of two leases which resulted in a loss of approximately $7,365,000 or approximately $9.92 per limited partnership unit. In 2002, we had an early termination of two leases due to bankruptcy filings of the lessees and the expiration of five leases of approximately $2,498,000 or approximately $3.30 per limited partnership unit.

(b) In 2005, we had gains from the sale of equipment of approximately $4,887,000 or approximately $6.61 per limited partnership unit and in 2005 we had gains from the sale of convertible notes of approximately $1,545,000 or approximately $2.09 per limited partnership unit. In 2003, we had losses from terminated leases of approximately $7,365,000 or approximately $9.92 per limited partnership unit. In 2002, we had a full year effect of the 2001 reclasification in the amount of approximately $1,287,000 or approximately $1.70 per limited partnership unit. We also recorded a provision for bad debts of approximately $300,000 or approximately $.40 per limited partnership unit.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Our General Partner's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing business formed on July 9, 1997. We began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We ended our "reinvestment" period on December 20, 2005 and began our liquidation period.

     Lease and Other Significant Transactions

     During the years ended December 31, 2005 and December 31, 2004, we engaged in the following purchases, financings and sales of leased equipment. We did not purchase, finance or sell any equipment for the year ended December 31, 2003.

     Telecommunications Equipment

     On November 17, 2005, we, along with ICON Income Fund Ten, LLC ("Fund Ten"), and ICON Income Fund Eleven, LLC ("Fund Eleven"), entities also managed by our General Partner, formed ICON Global Crossing, LLC, with ownership interests of 12%, 44% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. The equipment, once purchased, is subject to a forty-eight month lease, beginning January 1, 2006, with Global Crossing Telecommunications, Inc. ("Global Crossing"). Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. Our contribution to ICON Global Crossing LLC was approximately $2,000,000, which was held in escrow at December 31, 2005 pending the equipment purchase. At December 31, 2005, we accrued the acquisition fee payable to our General Partner of approximately $60,000 relating to the purchase of this equipment.

     Manufacturing Equipment for Playgrounds

     On December 16, 2005, we entered into an agreement to invest $4,040,000 in cash to acquire the manufacturing equipment of Playcore. Playcore is a manufacturer of playground equipment and backyard products for consumer and commercial markets, such as municipalities, parks, recreation departments, schools and other institutions. We entered into a lease agreement with Playcore with a base term of three years commencing on January 1, 2006. At lease termination, Playcore has several options: to extend the lease for its then in-place fair market value, purchase all of the equipment or return all of the equipment to us. At December 31, 2005, we accrued the acquisition fee payable to our General Partner of approximately $121,200 relating to the purchase of this equipment.

     Aircraft Rotables

     On December 28, 2005, we purchased from ICON Cash Flow Partners, L.P., Series E ("Series E"), an entity also managed by our General Partner, aircraft parts ("rotables") with a fair value of approximately $133,000. Fair value was determined based upon the present value of recent sales offers from unrelated third parties. No acquisition fees were paid or accrued to our General Partner as a result of this transaction.

     Sale of Boeing Aircraft

     On July 12, 2005, we sold two Boeing aircraft, one a Boeing 737-2E3A aircraft and the other a Boeing 737-277 aircraft (collectively, the "Aircraft") each of which had been on lease to America West Airlines, Inc. ("America West"). America West, in consideration for the early return of the Aircraft, pre-paid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to us as consideration for the Aircraft being returned in non-compliance with conditions mandated in the lease. Simultaneously with the receipt of the lease payments and return costs from America West, we sold the Aircraft to NewJet Corporation, an unaffiliated third party, for the aggregate purchase price of $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. Prior to the sale, we recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

     In connection with the repayment of the non-recourse debt, the lender released to us the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005, we sold these 7.5% convertible notes and received approximately $1,660,000 in cash, including accrued interest.

     Coal Handling Facility

     We, along with ICON Cash Flow Partners L.P. Six ("L.P. Six"), an entity also managed by our General Partner, had ownership interests of 99.4975% and 0.5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

     Our General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sales price was approximately $21,250,000. In connection with the sale, ICON BF repaid the remaining outstanding balance of the non-recourse debt of approximately $7,650,000, netting approximately $13,600,000 in cash. ICON BF realized a gain from this transaction of approximately $4,834,000 and subsequently paid approximately $68,000 to L.P. Six for its proportionate share of the net proceeds.

     On September 24, 2004, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an entity also managed by our General Partner, assigned its entire 0.5025%
ownership interest in ICON BF to us for $65,325, thereby increasing our ownership in ICON BF to 99.4975% in order for L.P. Seven to repay its outstanding debt obligation to us pursuant to the terms and conditions of a contribution agreement we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON BF at September 24, 2004. This amount was determined to represent the fair value of the L.P. Seven's interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

     In accordance with the agreement dated September 24, 2004 between L.P. Seven and us relating to our acquisition of L.P. Seven's 0.5025% ownership interest in ICON BF, we paid L.P. Seven approximately $3,000 based upon the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of L.P. Seven's sale to us and the actual sales price of this facility.

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

     Rowan Cash Flow

     On November 24, 2004, L.P. Seven assigned to us 0.8% of its rights to the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $200,000 outstanding debt obligation pursuant to a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

     Dissolution of ICON/AIC Trust

     In July 2004, ICON AIC Trust ("AIC Trust") made its final installment payment on a note receivable that was previously issued in connection with a sale of its remaining leases. On September 30, 2004, AIC Trust was dissolved and we recognized a gain of $177,832 from this dissolution.

     Sale of Boeing 767-300ER Aircraft

     During July 2004, one of our joint ventures, ICON Aircraft 24846, sold its only asset, a Boeing 767-300ER, for a net loss of approximately $601,800, of which our share was approximately $12,000.

     1979 McDonnell Douglas DC-10-30F Aircraft

     On March 31, 2004, we, along with Fund Ten, formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. We acquired a 28.6% ownership interest in this joint venture for cash and the assumption of non-recourse debt. The non-recourse debt accrues interest at 4.0% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

     We had an option to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from Fund Ten. On July 1, 2004, we exercised this option giving us a 90% ownership interest in ICON Aircraft 46837. We now consolidate ICON Aircraft 46837's balance sheet at December 31, 2005 and 2004 and the results of operations and cash flows for the year ended December 31, 2005 and the period from July 1, 2004 to December 31, 2004. This lease may be renewed for up to five years thereafter. We have a 90% ownership interest in this joint venture. At December 31, 2005, our General Partner determined based upon an independent third party appraisal that the estimated salvage value was less than the appraised value. A decision was made to record an impairment loss for approximately $3,586,000 to more closely approximate the current fair market value of the equipment.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from the economic impact of natural disasters appears unfounded, that gross domestic product ("GDP") increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

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

     New Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy our residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually by our General Partner to determine whether an impairment charge may be required. Our General Partner uses independent qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

     We began our liquidation period on December 20, 2005. Our goal is to complete the liquidation period within three years, but it may take longer to do so. During the liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

     At December 31, 2005, our General Partner determined that one of our assets, a tug boat and barge, on lease to BP Amoco Plc., will no longer require depreciation. This assessment was based upon the results of our General Partner's annual review of our assets in keeping with our impairment policy. During the review process it was determined that the net book value of this leased equipment, approximates the appraised value at lease termination which is January 1, 2008. This change in estimate is anticipated to result in a decrease in our depreciation and amortization of approximately $1,243,000 annually.

     Revenue for 2005 and 2004 are summarized as follows:


                                                                Years Ended December 31,
                                                                ------------------------
                                                         2005             2004            Change
                                                         ----             ----            -----
 Total revenue                                        $16,488,628    $ 7,578,431      $8,910,197
                                                      ===========    ===========      ==========

 Rental income                                        $ 8,199,521    $ 4,853,982      $ 3,345,539
 Finance income                                       $   994,090    $ 2,331,181      $(1,337,091)
 Income (loss) from investments in joint ventures     $    12,817    $   120,762      $  (107,945)
 Net gain on sales of equipment and residual values   $ 4,886,943    $   124,206      $ 4,762,737
 Net gain (loss) on lease termination                 $   630,000    $    (3,420)     $   633,420
 Realized gain on sale of convertible notes           $ 1,544,573    $         -      $ 1,544,573
 Interest and other income                            $   220,684    $   151,720      $    68,964


     Total revenue for 2005, increased by $8,910,197, or 117.6%, as compared to 2004. The increase in total revenue was due primarily to increases in rental income, net gain on sales of equipment and residual values and the gain from the sales of convertible notes. Rental income increased primarily as a result of the consolidation of ICON Aircraft 46837, which occurred on September 1, 2004. Finance income decreased primarily due to the expiration of our lease with E*Trade in February 2005 and the sale of the coal handling facility in May 2005. The increase in net gain on sale of equipment was primarily from the gain recognized on the sale of coal handling facility to PGE and the sale of the America West aircraft offset by the loss incurred from our sale of the modular furniture on lease to E*Trade. The increase in net gain on lease termination resulted from the sale of the two Boeing aircraft which were on lease to America West and an early buyout of the lease. The increase in realized gain on sale of convertible notes also resulted from the sale of two Boeing aircraft and the subsequent pay down of the debt which released the securities which were being held as collateral to the note.

     Expenses for 2005 and 2004 are summarized as follows:


                                                               Years Ended December 31,
                                                               ------------------------
                                                        2005             2004           Change
                                                        ----             ----           ------
 Total expenses                                       $15,201,587    $11,099,784      $4,101,803
                                                      ===========    ===========      ==========

 Depreciation and amortization                        $ 7,574,950    $ 4,592,730      $ 2,982,220
 Interest                                             $ 1,383,131    $ 1,955,361      $  (572,230)
 General and administrative                           $   328,397    $   271,914      $    56,483
 Management fees - General Partner                    $   508,938    $   538,159      $   (29,221)
 Administrative expense reimbursements
   - General Partner                                  $   355,541    $   301,704      $    53,837
 Impairment loss                                      $ 5,422,609    $ 3,529,480      $ 1,893,129
 Reversal of bad debt allowance                       $  (125,842)   $  (102,879)     $   (22,963)
 Minority interest                                    $  (246,137)   $    13,315      $  (259,452)


     Total expenses for 2005 increased by $4,101,803, or 37.0%, over 2004. The increase in depreciation expense was due principally to the consolidation of a joint venture, ICON Aircraft 46837 on September 1, 2004. The decrease in interest expense was primarily due to our repayment of the America West debt as part of the sale of the two Boeing aircraft and the repayment of the debt held on the coal handling facility during 2005. During 2005, we incurred an impairment loss on our aircraft rotables, both America West aircraft and on our aircraft on lease to FedEx for approximately $5,423,000 to more closely approximate the current fair market value of this equipment. During 2004, our General Partner determined that the aircraft rotables and both America West aircraft were also impaired for approximately $3,529,000.

     Net Income (Loss)

     As a result of the foregoing factors, the net income for 2005 was $1,287,041 as compared to a net loss for 2004 of $(3,521,353). The net income per weighted average number of limited partnership units outstanding for 2005 was $1.72, as compared to a net loss per weighted average number of limited partnership units outstanding for 2004 of $(4.71).

     Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:



                                                              Years Ended December 31,
                                                              ------------------------
                                                         2004             2003           Change
                                                         ----             ----           ------
 Total revenue                                        $ 7,578,431    $ 1,041,280      $ 6,537,151
                                                      ===========    ===========      ==========

 Rental income                                        $ 4,853,982    $ 4,242,768      $   611,214
 Finance income                                       $ 2,331,181    $ 2,924,694      $  (593,513)
 Income (loss) from investments in joint ventures     $   120,762    $   (53,618)     $   174,380
 Net gain on sales of equipment and residual values   $   124,206    $ 1,292,515      $(1,168,309)
 Net gain (loss) on lease termination                 $    (3,420)   $(7,365,477)     $ 7,362,057
 Interest and other income                            $   151,720    $       398      $   151,322


     Total revenue for 2004, increased by $6,537,151, or 627.8%, as compared to 2003. The increase in rental income was due primarily to the consolidation of a joint venture, ICON Aircraft 46837 for the six months ended December 31, 2004. The decrease in finance income was due to several factors. We renegotiated one of our leases with Regus Business Center ("Regus") during 2003 which resulted to a reduction of finance income during 2004. The renegotiation was related to a bankruptcy filing by Regus. Additionally, there were two lease terminations with Rental Services Corp., during 2003 and another lease termination with E*Trade during 2003. The increase in income (loss) from investments in joint ventures was due primarily to the gain we realized on AIC Trust of $177,832. During 2004, we did not recognize any gain on sales of equipment while we did have equipment sales in 2003. The decrease in loss on lease terminations is due to the lease default of Sky Airlines in 2003, while there were no similar lease defaults in 2004.

     Expenses for 2004 and 2003 are summarized as follows:



                                                               Years Ended December 31,
                                                               ------------------------
                                                         2004             2003           Change
                                                         ----             ----           ------
 Total expenses                                       $11,099,784    $ 8,953,914      $ 2,145,870
                                                      ===========    ===========      ===========

 Depreciation and amortization                        $ 4,592,730    $ 3,684,425      $   908,305
 Interest                                             $ 1,955,361    $ 3,389,986      $(1,434,625)
 General and administrative                           $   271,914    $   834,950      $  (563,036)
 Management fees - General Partner                    $   538,159    $   737,943      $  (199,784)
 Administrative expense reimbursements
    - General Partner                                 $   301,704    $   292,117      $     9,587
 Impairment loss                                      $ 3,529,480    $        -       $ 3,529,480
 Reversal of bad debt allowance                       $  (102,879)   $        -       $  (102,879)
 Minority interest                                    $    13,315    $    14,493      $    (1,178)


     Total expenses for 2004 increased by $2,145,870 or 24.0% as compared to 2003. The increase in depreciation expense was due principally to the consolidation of a joint venture, ICON Aircraft 46837 for the six months ended December 31, 2004. The decrease in interest expense was due to the termination the Boeing and Sky Airlines operating leases during 2003, which included non-recourse debt. Additionally, the decrease in interest expense was also due to the decrease in the principal balance of the debt during the year. The decrease in general and administrative expenses was primarily due to a reduction in professional fees due to the above mentioned reduction in fund activity. The decrease in management fees - General Partner was a result of the reduction in the average size of our lease portfolio in 2003: E*Trade, Sky Airlines and Boeing leases. During 2004, our General Partner determined that the two America West Boeing 737-200 aircraft were impaired and recorded an impairment charge.

     Net Loss

     As a result of the foregoing factors, the net loss for 2004 was $3,521,353, as compared to the net loss for 2003 of $7,912,634. The net loss per weighted average number of limited partnership units outstanding for 2004 was $4.71 as compared to the net loss per weighted average number of limited partnership units outstanding for 2003 of $10.55.

     Liquidity and Capital Resources

     Sources and Uses of Cash

     At December 31, 2005 and 2004, we had cash and cash equivalents of $1,419,446 and $718,195, respectively. Historically, our main source of cash has been from investing and financing activities. Our main use of cash has been from financing activities.

     During 2005 we received approximately $25,144,000 from the sales of equipment and residual values. We had a one-time increase in cash of approximately $1,545,000 and $630,000 from our sale of convertible notes and lease terminations, respectively. During 2004 we received approximately $11,193,000 from additional non-recourse debt and approximately $6,015,000 from additional recourse debt. We also received cash during 2004 from investing activities. We received approximately $1,400,000 from the sales of equipment and residual value and approximately $650,000 from distributions from our joint ventures during 2004.

     During the years ended December 31, 2005 and 2004, we repaid approximately $11,660,000 and $3,619,000 respectively, of non-recourse debt from the sales of the related assets. During 2005, we also repaid the entire outstanding balance of approximately $5,400,000 related to our recourse debt. During 2004, we paid approximately $5,575,000 related to our recourse debt. We paid distributions to our partners during 2005 and 2004 of approximately $4,017,000 and $3,965,000, respectively.

     During 2005, we used cash to invest in joint ventures of approximately $2,000,000 and invest in a finance lease for approximately $4,040,000. During 2004, we used approximately $3,947,000 of cash to invest in additional operating leases.

     Financings and Borrowings

     We have non-recourse debt in which the lenders are paid directly by the lessees. This non-recourse debt accrues interest at rates ranging from 3.65% per year to 10.63% per year. On May 6, 2004, ICON BF refinanced its non-recourse debt for $11,193,368, which is due on January 23, 2010 and accrues interest at 3.65% per year. We used a majority of these refinancing proceeds to pay our recourse debt under the line of credit agreement we had with Comerica Bank. On May 27, 2005 ICON BF sold its interest in the coal handling facility for approximately $21,250,000 and used a portion of the proceeds to repay the remaining outstanding principal balance on the non-recourse debt which had been refinanced on May 6, 2004.

     On September 7, 2005, we along with certain of our affiliates, ICON Income Fund Eight B L.P., ICON Income Fund Nine, LLC and ICON Income Fund Ten, LLC prepaid the line of credit agreement with Comerica Bank and terminated the related contribution agreement. We are no longer party to any active line of credit agreement or contribution agreement.

     Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee's business that are beyond our control. See "Item 1A. Risk Factors."

     Distributions

     We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was December 20, 2005. For the years ended December 31, 2005, 2004 and 2003, we paid distributions to our limited partners totaling $3,976,340, $3,924,505 and $6,040,214, respectively.For the years ended December 31, 2005, 2004 and 2003, we paid distributions to our General Partner totaling $40,165, $40,221 and $61,012, respectively.

     Contractual Obligations and Commitments

     At December 31, 2005, we are party to non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. Principal maturities of our notes payable consist of the following at December 31, 2005:

                                    Less Than 1     1 - 3     3 - 5  More Than 5
                       Total           Year         Years     Years     Years
                       -----           ----         -----     -----     -----

 Non-recourse debt   $12,701,548    $5,727,660   $6,973,888   $  -      $  -
                     ===========    ==========   ==========   =====     =====

     Off-Balance Sheet Transactions

         None.

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

Item 8.  Consolidated Financial Statements

     Index to Financial Statements                                    Page

     Report of Independent Registered Public Accounting Firm           20

     Consolidated Balance Sheets at December 31, 2005 and 2004         21

     Consolidated Statements of Operations for the Years Ended
       December 31, 2005, 2004 and 2003                                23

     Consolidated Statement of Changes in Partners' Equity for the
       Years Ended December 31, 2003, 2004 and 2005                    24

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2005, 2004 and 2003                                25

     Notes to Consolidated Financial Statements                        27

     Schedule II - Valuation and Qualifying Accounts                   S-1

The Partners
ICON Income Fund Eight A L.P.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight A L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1, the Partnership's reinvestment period ended December 20, 2005 and its disposition period commenced. During the disposition period the Partnership intends to dispose of its investments and distribute the cash from sales of such investments to its partners.


/s/ Hays & Company LLP

March 22, 2006
New York, New York

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS


                                                        2005           2004
                                                        ----           ----
 Cash and cash equivalents                           $ 1,419,446    $   718,195
                                                     -----------    -----------

 Investments in finance leases:
      Minimum rents receivable                         5,696,391      5,142,302
      Estimated unguaranteed residual values             200,000     16,589,619
      Initial direct costs, net                          138,816         97,999
      Unearned income                                 (1,095,644)    (1,318,548)
      Allowance for doubtful accounts                         -        (125,842)
                                                     -----------    -----------

         Net investments in finance leases             4,939,563     20,385,530
                                                     -----------    -----------

 Investments in operating leases:
      Equipment, at cost                              26,521,700     37,873,680
      Accumulated depreciation                       (11,412,469)    (7,752,404)
                                                     -----------    -----------

         Net investments in operating leases          15,109,231     30,121,276
                                                     -----------    -----------

 Equipment held for sale or lease, net                   323,001      1,621,154
 Investments in joint ventures                         4,004,228      2,068,166
 Convertible notes, at fair value (cost $0)                   -         625,000
 Other assets, net                                       805,465        378,875
                                                     -----------    -----------

         Total assets                                $26,600,934    $55,918,196
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY


                                                          2005          2004
                                                          ----          ----
 Notes and accrued interest payable - non-recourse    $12,701,548   $33,646,477
 Notes payable - recourse                                      -      4,625,000
 Accounts payable and accrued expenses                    376,301           818
 Due to General Partner and affiliates                    253,662        73,682
 Deferred rental income                                        -        540,114
 Minority interest                                        109,682       424,127
                                                      -----------   -----------

      Total liabilities                                13,441,193    39,310,218
                                                      -----------   -----------

 Commitments and contigencies

 Partners' equity:
  General Partner                                        (517,128)     (489,833)
  Limited Partners (736,882 and 739,515 units
     outstanding, $100 per unit original issue price)  13,676,869    16,472,811
  Accumulated other comprehensive income                       -        625,000
                                                      -----------   -----------

  Total partners' equity                               13,159,741    16,607,978
                                                      -----------   -----------

  Total liabilities and partners' equity              $26,600,934   $55,918,196
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                          2005           2004            2003
                                                          ----           ----            ----
 Revenue:
   Rental income                                      $ 8,199,521    $ 4,853,982      $ 4,242,768
   Finance income                                         994,090      2,331,181        2,924,694
   Income (loss) from investments in joint ventures        12,817        120,762          (53,618)
   Net gain on sales of equipment and residual values   4,886,943        124,206        1,292,515
   Net gain (loss) on lease termination                   630,000         (3,420)      (7,365,477)
   Realized gain on sale of convertible notes           1,544,573             -                -
   Interest and other income                              220,684        151,720             398
                                                      -----------    -----------      -----------

      Total revenue                                    16,488,628      7,578,431        1,041,280
                                                      -----------    -----------      -----------

 Expenses:
   Depreciation and amortization                        7,574,950      4,592,730        3,684,425
   Interest                                             1,383,131      1,955,361        3,389,986
   General and administrative                             328,397        271,914          834,950
   Management fees - General Partner                      508,938        538,159          737,943
   Administrative expense reimbursements
       - General Partner                                  355,541        301,704          292,117
   Impairment loss                                      5,422,609      3,529,480               -
   Reversal of bad debt allowance                       (125,842)       (102,879)              -
   Minority interest                                    (246,137)         13,315           14,493
                                                      -----------    -----------      -----------

      Total expenses                                   15,201,587     11,099,784        8,953,914
                                                      -----------    -----------      -----------

 Net income (loss)                                    $ 1,287,041    $(3,521,353)     $(7,912,634)
                                                      ===========    ===========      ===========

 Net income (loss) allocable to:
      Limited Partners                                $ 1,274,171    $(3,486,139)     $(7,833,508)
      General Partner                                      12,870        (35,214)        (79,126)
                                                      -----------    -----------     ------------

                                                      $ 1,287,041    $3,521,353)      $(7,912,634)
                                                      ===========    ===========      ===========

 Weighted average number of limited partnership
      units outstanding                                   738,991        739,966         742,719
                                                      ===========    ===========      ===========

 Net income (loss) per weighted average
      limited partnership unit                        $      1.72    $     (4.71)     $    (10.55)
                                                      ===========    ===========      ===========


See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                    Statement of Changes in Partners' Equity
                  Years Ended December 31, 2003, 2004 and 2005



                                                                                                      Accumulated
                                                     Limited Partners                                    Other          Total
                                                         Units          Limited        General     Comprehensive      Partners'
                                                      Outstanding      Partners        Partner          Income          Equity
                                                      -----------      --------        -------          ------          ------

Balance, January 1, 2003                                  742,969    $37,935,639      $ (274,260)    $       -       $37,661,379

 Limited partnership units redeemed                          (661)       (42,576)              -             -           (42,576)
 Cash distributions to partners                               -       (6,040,214)        (61,012)            -        (6,101,226)
 Net loss                                                     -       (7,833,508)        (79,126)            -        (7,912,634)
                                                      -----------    -----------      -----------    -----------     -----------

 Balance, December 31, 2003                               742,308     24,019,341         (414,398)           -        23,604,943


 Limited partnership units redeemed                        (2,793)      (135,886)              -             -          (135,886)
 Cash distributions to partners                               -       (3,924,505)         (40,221)           -        (3,964,726)
 Unrealized gain on valuation of convertible notes            -              -                -          625,000         625,000
 Net loss                                                     -       (3,486,139)        (35,214)            -        (3,521,353)
                                                      -----------    -----------      -----------    -----------     -----------

 Balance, December 31, 2004                               739,515     16,472,811         (489,833)       625,000     16,607,978


 Limited partnership units redeemed                        (2,633)       (93,773)              -              -          (93,773)
 Cash distributions to partners                               -       (3,976,340)         (40,165)            -       (4,016,505)
 Realized gain on sale of convertible notes                   -              -                 -        (625,000)       (625,000)
 Net income                                                   -        1,274,171           12,870             -        1,287,041
                                                      -----------    -----------      -----------    -----------     -----------

 Balance, December 31, 2005                               736,882    $13,676,869      $  (517,128)   $         -      13,159,741
                                                      ===========    ===========      ===========    ===========     ===========

See accompanying notes to consolidated financial statements.


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                         2005            2004             2003
                                                                         -----           -----            ----
 Cash flows from operating activities:
      Net income (loss)                                              $ 1,287,041      $(3,521,353)     $(7,912,634)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Rental income paid directly to lenders by lessees         (8,199,521)      (4,131,697)      (4,072,768)
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                   1,245,414         1,542,589       2,867,181
            Finance income  paid directly to lenders by lessees         (994,090)      (2,331,181)      (2,488,027)
            Net gain on sales of equipment and residual values        (4,886,943)        (124,206)      (1,292,515)
            Realized gain on sale of convertible notes                (1,544,573)              -               -
            Net (gain) loss on lease termination                        (630,000)           3,420        7,365,477
            (Income) loss from investments in joint ventures             (12,817)        (120,762)          53,618
            Depreciation and amortization                              7,574,950        4,592,730        3,684,425
            Impairment loss                                            5,422,609        3,529,480              -
            Reversal of bad debt allowance                              (125,842)        (102,879)             -
            Minority interest                                           (246,137)          13,315           14,493
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables           796,897          747,763          302,374
            Other assets                                                  (1,220)         (68,695)         697,471
            Due to General Partner and affiliates, net                   (32,999)          157,299        (288,616)
            Deferred rental income                                           -           (607,050)             -
            Accounts payable and accrued expenses                        350,913         (579,875)        (983,682)
                                                                     -----------      -----------      -----------


 Net cash provided by (used in) operating activities                       3,682       (1,001,102)      (2,053,203)
                                                                     -----------      -----------      ------------
 Cash flows from investing activities:
   Investment in equipment                                              (133,393)      (3,946,759)             -
   Investment in finance leases                                       (4,040,000)              -               -
   Proceeds from sales of equipment and unguaranteed residual values  25,143,779        1,399,561        3,379,672
   Proceeds from lease termination                                       630,000               -               -
   Proceeds from the sale of convertible notes                         1,544,573               -               -
   Loans and advances affiliates                                            -            (265,000)             -
   Distributions to minority interest in joint ventures                  (68,308)         (72,812)             -
   Contributions made to joint ventures                               (2,000,000)         (11,540)             -
   Distributions received from joint ventures                             16,001          649,661          339,151
                                                                     -----------      -----------      -----------

 Net cash provided by (used in) investing activities                  21,092,652       (2,246,889)       3,718,823
                                                                     -----------      -----------      -----------

 Cash flows from financing activities:
      Proceeds from note payable - non-recourse                               -        11,193,368        3,684,718
      Proceeds from note payable - recourse                              775,000        6,015,000        2,625,000
      Repayments of notes payable - non-recourse                     (11,659,805)      (3,619,124)      (2,246,324)
      Repayments of notes payable - recourse                          (5,400,000)      (5,574,547)        (353,039)
      Cash distributions to partners                                  (4,016,505)      (3,964,726)      (6,101,226)
      Redemption of limited partner units                                (93,773)        (135,886)         (42,576)
                                                                     -----------      -----------      -----------


 Net cash (used in) provided by financing activities                 (20,395,083)       3,914,085       (2,433,447)
                                                                     -----------      -----------      -----------


 Net increase in cash and cash equivalents                               701,251          666,094         (767,827)
 Cash and cash equivalents, beginning of the year                        718,195           52,101          819,928
                                                                     -----------      -----------      -----------

 Cash and cash equivalents, end of the year                          $ 1,419,446      $   718,195      $   52,101
                                                                     ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                   2005             2004           2003
                                                                                   ----             ----           ----
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $    140,309    $   412,872      $ 522,805
                                                                                ============    ===========      =========

Supplemental disclosure of non-cash investing and financing activities:
     Principal and interest paid directly to lenders by lessees                 $ 10,527,945    $ 9,600,944      $7,375,749
                                                                                ============    ===========      ==========
Non-recourse debt acquired through majority ownership of
     a previously minority owned joint venture                                  $         -     $15,216,101      $       -
                                                                                ============    ============     ==========
Investment in operating lease acquired through majority ownership
     of a previously minority owned joint venture                               $         -     $20,700,354      $       -
                                                                                ============    ===========      ==========
Transfer of residual to investment in operating leases                          $         -     $ 8,034,770      $       -
                                                                                ============    ===========      ==========
Joint venture interests acquired from affiliate in exchange
     for amounts owed                                                           $         -     $   265,000      $       -
                                                                                ============    ===========      ==========

See accompanying notes to consolidated financial statements


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(1)    Organization

     ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The Partnership's principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which ended on December 20, 2005, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) during the liquidation period, dispose of its investments and distribute the cash from sales of such investments to its partners.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the final closing date, 737,965 additional limited partnership units were sold representing $73,796,504 of capital contributions bringing the total admission to 749,965 limited partnership units sold representing $74,996,504 of capital contributions. Between October 15, 1998 and December 31, 2005, the Partnership redeemed 13,083 limited partnership units leaving 736,882 limited partnership units outstanding at December 31, 2005.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and reduced for distributions. All of the Partnership's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing lessee concentrations, credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

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

     Asset Impairment

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)  Summary of Significant Accounting Policies - continued

     Asset Impairment

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the Partnership's residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the LLC does not recover its residual position until the non-recourse note payable is repaid in full.

     Equipment Held for Sale or Lease

     Equipment held for sale or lease is recorded at the lower of cost or estimated fair value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Convertible Notes Receivable

     The Partnership classifies its investments in convertible notes receivable as available for sale. Available for sale securities are recorded at fair value based upon quoted market prices or the General Partner's best estimate if quoted market prices are not available. Unrealized gains and losses during the year are reflected in other comprehensive income which is a component of partners' equity. Realized gains and losses during the year are reflected in the statement of operations.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion may, redeem units from a limited number of its limited partners in any one year, as provided for in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a reduction of partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of limited partnership units outstanding during the year.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)  Summary of Significant Accounting Policies - continued

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

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Income Taxes

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2005 and 2004 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments and the recorded value of non-recourse debt, approximates fair value due to their short-term maturities. The fair value of the Partnership's non-recourse debt, estimated based upon the interest rate available from the Partnership's recourse lender at December 31, 2005, is approximately $11,283,000 at December 31, 2005.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. Actual results could differ from those estimates.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)  Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)    Joint Ventures

     The Partnership and certain of its affiliates, entities also managed by the General Partner, formed seven joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

         The two joint ventures described below are majority owned and consolidated with the Partnership.

     ICON Aircraft 46837, LLC

     On March 31, 2004, the Partnership along with ICON Income Fund Ten, LLC ("Fund Ten") formed a joint venture, ICON Aircraft 46837, LLC ("ICON Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx") with a remaining lease term of 36 months. The Partnership initially acquired a 28.6% ownership interest in this joint venture for a total cash contribution of approximately $1,100,000. Legal and bank fees of $238,621 were also paid and capitalized as part of the cost of the investment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     The Partnership had an option to acquire an additional 61.4% ownership interest in ICON Aircraft 46837 from Fund Ten. The cost of the option was $419,672, which included $10,000 paid to Fund Ten and $409,672 paid to the General Partner as an acquisition fee. During the third quarter of 2004, the option was exercised and Fund Ten sold a 61.4% ownership interest in ICON Aircraft 46837 to the Partnership giving the Partnership a 90% ownership interest. Fund Ten received approximately $2,297,000 for the 61.40% interest. The Partnership consolidates ICON Aircraft 46837's balance sheet at December 31, 2005 and 2004 and the results of operations and cash flows for the year ended December 31, 2005 and for the six months ended December 31, 2004.

     The aircraft is subject to non-recourse debt that accrues interest at 4.0% per annum and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. The outstanding balance of the non-recourse debt secured by this aircraft was $7,834,633 at December 31, 2005.

     At December 31, 2005, the General Partner determined, based upon an independent third party appraisal that indicated the aircraft may be impaired and a slower than expected recovery in the air transportation industry, to record an impairment loss for approximately $3,586,000 to more closely approximate the adjusted book value to the current fair value of the aircraft.

     ICON/Boardman Facility LLC

     The Partnership along with ICON Cash Flow Partners L.P. Six ("L.P. Six") had ownership interests of 99.4975% and 0.5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF") as of December 31, 2004. ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

     The General Partner entered into a Memorandum of Agreement with PGE to sell the coal handling facility effective May 27, 2005. The sale price was approximately $21,250,000. In connection with the sale, ICON BF repaid the remaining outstanding balance of the non-recourse debt of approximately $7,650,000, netting the Partnership approximately $13,600,000 in cash. The net gain from this transaction was approximately $4,834,000. ICON BF owed L.P. Six approximately $68,000 for its proportionate share of the net proceeds from the joint venture which was paid during September 2005.

     In accordance with an agreement between ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and the Partnership relating to the Partnership's acceptance of L.P. Seven's 0.5025% ownership interest in ICON BF during September 2004 in settlement of amounts owed to the Partnership, the Partnership owed L.P. Seven approximately $3,000 due to the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of L.P. Seven's assignment to the Partnership (approximately $65,000) and the actual sales price received by ICON BF, which was repaid to L.P. Seven during September 2005.

     The five joint ventures described below are minority owned by the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     ICON Global Crossing, LLC

     On November 17, 2005, the Partnership along with Fund Ten, and ICON Leasing Fund Eleven, LLC ("Fund Eleven") formed ICON Global Crossing, LLC, with ownership interests of 12%, 44% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. The equipment, once purchased, will be subject to a forty-eight month lease, beginning January 1, 2006, with Global Crossing Telecommunications, Inc.
("Global Crossing"). Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. The Partnership's contribution to ICON Global Crossing LLC was approximately $2,000,000 which was held in escrow at December 31, 2005 pending the equipment purchase. At December 31, 2005 the Partnership accrued an acquisition fee payable to its General Partner of approximately $60,000, relating to the Partnership's investment in ICON Global Crossing LLC.

     ICON Cheyenne LLC

     The Partnership along with L.P. Six, L.P. Seven and ICON Income Fund Eight B L.P. ("Fund Eight B") formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which at December 31, 2005, 16 remain active, with various expiration dates through September 2007. During December 2005 L.P. Six sold its entire ownership percentage to Fund Eight B for $4,758. On September 23, 2004, L.P. Seven assigned 9.04% of its interest in ICON Cheyenne to the Fund Eight B for $204,384. At December 31, 2005, the Partnership, L.P. Seven and Fund Eight B had ownership interests of 1.00%, 1.27% and 97.73%, respectively.

     Gulf Coast Leasing, LLC

     During March 2000, the Partnership acquired a 50% interest in Gulf Coast Leasing, LLC ("Gulf Coast") which acquired a residual value interest in an off-shore drilling rig subject to lease with an unaffiliated third party. The lease expires on June 23, 2008. All of the rental payments under the lease are used to service the non-recourse debt that was incurred to acquire the equipment and also matures on June 23, 2008. The Partnership paid $1,997,000 in cash, including acquisition fees, to acquire its interest.

     ICON/AIC Trust

     In 2001, the Partnership along with, L.P. Six and L.P. Seven formed, ICON/AIC Trust ("AIC Trust") for the purpose of owning and managing a portfolio of equipment leases located in England. On December 28, 2001, AIC Trust sold its remaining leases, subject to the related debt, in exchange for a note receivable of (pound)2,575,000 ($3,744,822 converted at the exchange rate at December 31,
2001) which was payable in six installments through June 2004. In July 2004, the final installment on the note was collected and distributed to its beneficiaries. On September 30, 2004, AIC Trust was dissolved. The Partnership, L.P. Six and L.P. Seven owned interests of 43.73%, 25.51% and 30.76%, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     For the year ended December 31, 2004, the Partnership realized $177,832 of foreign currency translation gains from the transaction which is included in income from investments in joint ventures in the accompanying consolidated statement of operations.

     ICON Aircraft 24846 LLC

     The Partnership along with L.P. Seven and Fund Eight B formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, L.P. Seven and Fund Eight B had ownership interests of 2.0%, 2.0% and 96.0%, respectively.

     The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a net loss on the sale of approximately $601,800. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if ICON Aircraft 24846 were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

(4)    Investments in Finance Leases

     The Partnership has an investment in a finance lease with Regus Business Center Corp. ("Regus"), which leases office, telecommunications and computer equipment from the Partnership under a direct finance lease since August of 2000. Regus filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection. Under the revised lease agreement, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. At December 31, 2005, Regus was current on its payments under the revised lease agreement.

     Due to Regus's current history of timely payments, the General Partner determined that the allowance for doubtful accounts recorded during prior years was no longer required and reversed $125,842 and $102,879, during the years ended December 31, 2005 and 2004, respectively, into the consolidated statements of operations for the years ended December 31, 2005 and 2004.

     On December 16, 2005 the Partnership entered into an agreement to invest $4,040,000, in cash, to acquire the manufacturing equipment of Playcore Wisconsin, Inc. ("Playcore"). This lease has been accounted for as a direct finance lease. The Partnership entered into a lease agreement with Playcore with a base term of three years commencing on January 1, 2006. At lease termination, Playcore has several options; to extend the lease for its then in-place fair market value, purchase all of the equipment at an agreed upon price or return all the equipment to us. The Partnership accrued an acquisition fee to its General Partner of $121,200 relating to the purchase of this equipment.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(4)    Investments in Finance Leases - continued

     Non-cancelable annual minimum rents receivable due on finance leases are as follows:

    Year Ending
    December 31,
    ------------
        2006        $      2,355,763
        2007               1,732,628
        2008               1,608,000
                    ----------------

                    $      5,696,391
                    ================

(5)    Investments in Operating Leases

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

     The lender exercised its right to repossess the aircraft which was on lease to Sky Airlines, along with the aircraft that was on lease to Boeing Connexion during the quarter ended September 30, 2003. While Boeing Connexion was never in default under its lease, the cross-collateralization provision of the loan agreement, which was entered into at the purchase date of the two aircraft, resulted in both aircraft being repossessed. As a result of the repossession of the two aircraft the Partnership was relieved of $23,244,966 of related notes payable - non recourse and wrote off its remaining net investment in operating leases of $30,610,443, which resulted in a loss on termination of leases of $7,365,477 for the year ended December 31, 2003.

     At December 31, 2005, the General Partner determined that one of the Partnership's assets, a tug boat and barge, on lease to BP Amoco Plc., has been depreciated to its estimated residual value and therefore, ceased depreciation effective January 1, 2006. This assessment was based upon the General Partners annual review of the Partnership's assets and its impairment policy. It was determined that the net book value of this leased equipment approximates the appraised value at lease termination which is January 1, 2008. This change in estimate is anticipated to result in a decrease in the Partnership's depreciation and amortization of approximately $1,243,000 ($1.68 per limited partnership unit) annually through the end of the lease term.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(5)    Investments in Operating Leases - continued

     During 2004, the Partnership reclassified one of its investments in finance leases to investments in operating leases. A reclassification of $8,034,770 was made for the vessel and tug boat under lease with Keystone Great Lakes.

     Investments in operating leases consist of the following at December 31:



                                                2005             2004
                                                ----             ----
 Aircraft and aircraft related equipment    $  18,486,930  $  29,838,910
 Petrochemical tug and barge                    8,034,770      8,034,770
                                            -------------  -------------

                                               26,521,700     37,873,680

 Less: accumulated depreciation               (11,412,469)    (7,752,404)
                                            -------------  -------------

                                            $  15,109,231  $  30,121,276
                                            =============  =============


     Non-cancelable minimum annual rentals due from investments operating leases are as follows at December 31, 2005:

    Year Ending
    December 31,
    ------------
        2006               $   6,276,096
        2007                   3,584,018
        2008                     445,970
                           -------------

                           $  10,306,084
                           =============

(6)    Equipment Held for Sale or Lease

     Equipment held for sale or lease at December 31, 2005 and 2004, consists solely of aircraft rotable parts for Boeing A300 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The Partnership is currently in the process of remarketing this equipment. For the years ended December 31, 2005 and 2004, the Partnership sold approximately $279,000 and $108,000, respectively, of this equipment.

     On December 28, 2005, the Partnership purchased from ICON Cash Flow Partners, L.P., Series E, an affiliate also managed by the General Partner, aircraft rotables valued at approximately $133,000. Fair value was determined based upon the present value of recent sales offers from unrelated third parties.

     For the years ended December 31, 2005 and 2004, the Partnership recorded an impairment loss of $1,151,665 and $529,480, respectively based upon an independent appraisal, which indicated that the fair value of the aircraft rotables was less than the book value of the aircraft rotables at December 31, 2005 and 2004.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(7)    Convertible Notes Receivable

     In connection with a restructuring of two aircraft leases with America West in January 2002 (See Note 5), the Partnership received four 7.5% convertible notes for an aggregate principal amount of $2,000,000 maturing on January 18, 2009. These notes were pledged as security to the America West lender. The Partnership classified and accounted for these notes as available for sale securities. At December 31, 2004 the Partnership determined that the fair value of the convertible notes had increased due to the Partnership's ability beginning January 18, 2005 to convert these notes to common stock. These notes were convertible into shares of America West class B common stock upon the occurrence of certain events, at the option of America West through January 18, 2005 and then at the option of the Partnership through maturity. The initial conversion price was $12 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of the notes, subject to anti-dilution provisions. At December 31, 2004 the estimated fair value of these convertible notes was determined by the General Partner to be $625,000. The fair value was calculated based upon the then market value of the underlying common stock of America West at December 31, 2004 less a discount due to uncertainties and restrictions relating to the underlying class B common stock.

     In conjunction with the sale of the two Boeing aircraft on lease to America West (See Note 5) and the subsequent repayment of the related non-recourse debt, the lender released to the Partnership the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005, the Partnership sold these 7.5% convertible notes and received approximately $1,660,000 in cash, including accrued interest.

(8)    Notes Payable - Non-recourse

     The Partnership's non-recourse notes payable are paid directly to the lenders by the lessees and accrue interest at rates ranging from 3.65% per annum to 10.63% per annum with maturity dates through 2008. The outstanding balances of non-recourse notes payable at December 31, 2005 and 2004 were $12,701,548 and $33,646,477 respectively.

     On May 6, 2004, ICON BF refinanced its non-recourse debt relating to equipment on lease to Portland General Electric ("PGE") which was scheduled to mature on January 23, 2010 and accrued interest at 3.65% per annum. The Partnership used a majority of the refinancing proceeds to repay its outstanding obligations under the Partnership's recourse debt to Comerica Bank. In conjunction with the refinancing, PGE agreed to extend their lease with ICON BF to January 23, 2010. During May 2005, ICON BF sold the leased equipment to PGE and repaid the remaining outstanding non-recourse debt balance of approximately $7,650,000 (See Note 3).

     Principal maturities of the Partnership's notes payable - non-recourse consist of the following at December 31, 2005:

        Years Ending
        December 31,
        ------------
            2006             $ 5,727,660
            2007               3,259,215
            2008               3,714,673
                             -----------

                             $12,701,548
                             ===========

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(9)    Note Payable - Recourse

     On May 30, 2002, the Partnership, along with certain of its affiliates; L.P. Seven; Fund Eight B and Fund Nine (the "Initial Funds") entered into a $17,500,000 line of credit agreement with Comerica Bank. Effective August 5, 2004, the line of credit agreement was amended to add ICON Income Fund Ten, LLC ("Fund Ten") as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers.

     The Borrowers entered into a Contribution Agreement, dated May 30, 2002, as subsequently amended to include Fund Ten, pursuant to which the Borrowers have agreed to certain restrictions on the amounts and terms of their respective borrowings under the line of credit agreement in order to minimize the risk that a Borrower would be unable to repay its allocable portion of outstanding line of credit obligations at any time. On September 7, 2005, the Borrowers repaid and cancelled the line of credit with Comerica Bank and terminated the related contribution agreement. The Partnership is no longer party to any line of credit or contribution agreement.

(10)   Limited Partnership Redemptions

     For the years ended December 31, 2005, 2004 and 2003, the General Partner consented to the Partnership redeeming 2,633, 2,793 and 661 limited partnership units, respectively. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction of partners' equity.

(12) Other Comprehensive Income (Loss)

     For the years ended December 31, 2005, 2004 and 2003, other comprehensive income (loss) consists of the following:


                                                               Years Ended December 31,
                                                               ------------------------
                                                          2005           2004            2003
                                                          ----           ----            ----
 Net income (loss)                                    $ 1,287,041    $(3,521,353)     $(7,912,634)

 Other comprehensive income:
      Change in valuation of convertible notes           (625,000)       625,000              -
                                                      -----------    -----------      -----------

 Comprehensive income (loss)                          $   662,041    $(2,896,353)     $(7,912,634)
                                                      ===========    ===========      ===========



(13)   Transactions with Related Parties

     In accordance with the terms of the management agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the Partnership's acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(13)   Transactions with Related Parties - continued

     The General Partner performs certain services relating to the management of our equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership paid distributions to the General Partner of $40,165, $40,221 and $61,012, respectively, for each of the years ended December 31, 2005. Additionally, the General Partner's interest in the Partnership's net income was $12,870 for the year ended December 31, 2005 and the General Partners interest in the Partnership's net loss was $35,214 and $79,126, respectively, for each of the two years ended December 31, 2004.

     The Partnership had a payable of $253,662 due to the General Partner at December 31, 2005. The Partnership owed the General Partner $72,462 for accrued and unpaid administrative expense reimbursements and $181,200 for accrued and unpaid acquisition fees for the year ended December 31, 2005.

     The Partnership had a net payable of $73,682 due to the General Partner and affiliates at December 31, 2004. The Partnership owed the General Partner $32,896 for accrued and unpaid administrative expense reimbursements for the year ended December 31, 2004. Additionally, the Partnership owed $40,786 to several of its affiliated entities for joint venture activity paid for on the Partnership's behalf.

     Fees and other expenses charged to operations or capitalized by the Partnership and paid or accrued to the General Partner or its affiliates for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

                                                                Years Ended December 31,
                                                                ------------------------
                                                         2005            2004            2003
                                                         ----            ----            ----
 Acquisition fees (1)                                 $   181,200    $       -        $      -
 Management fees (2)                                      508,938        538,159          737,943
 Administrative expense reimbursements (2)                355,541        301,704          292,117
                                                      -----------    -----------      ------------

                                                      $ 1,045,679    $   839,863      $ 1,030,060
                                                      ===========    ===========      ===========

(1) Amount included in other assets and amortized over the life of the related asset.

(2)  Charged directly to operations.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(14)   Concentrations

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss.

     Concentrations of credit risk with respect to lessees are dispersed across the different industry segments within the United States of America and throughout the world; accordingly, the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

     For the year ended December 31, 2005, the Partnership had two lessees that accounted for 80% of total rental income and finance income. For the year ended December 31, 2004, the Partnership had three lessees which accounted for approximately 84% of total rental income and finance income. For the year ended December 31, 2003, the Partnership had four lessees that accounted for approximately 77% of total rental income and finance income.

(15)   Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

     On November 24, 2004, L.P. Seven assigned to the Partnership 0.8% of its rights to the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its $200,000 outstanding debt obligation pursuant to a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

(16) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

     At December 31, 2005 and 2004, the partners' capital accounts included in the consolidated financial statements totaled $13,159,741 and $16,607,978, respectively. The partners' capital accounts for Federal income tax purposes at December 31, 2005 and 2004 totaled $25,858,353 and $6,306,127, respectively. The difference arises primarily from commissions reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax purposes, and differences in direct finance leases, depreciation and amortization and provision for losses between financial reporting and Federal income tax purposes.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(16) Income Taxes (Unaudited)

     The following table reconciles net income (loss) for financial statement reporting purposes to the net income (loss) for Federal income tax purposes as follows:



                                                               Years Ended December 31,
                                                               ------------------------
                                                          2005           2004              2003
                                                          ----           ----              ----
 Net income (loss) per consolidated
    financial statements                              $ 1,287,041    $(3,521,353)     $(7,912,634)

 Adjustments for direct finance lease                     354,345     (1,157,092)         908,057
 Interest                                                     -          392,467          607,362
 Depreciation and amortization                          5,299,706      1,818,570       (2,299,992)
 Gain on sale of equipment                             18,245,519      1,091,859        4,202,620
 Other                                                 (1,524,107)     4,124,205          587,303
                                                      -----------    -----------      -----------

 Net income (loss) for Federal income tax purposes    $23,662,504    $ 2,748,656      $(3,907,284)
                                                      ===========    ===========      ===========



(17) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005 and 2004:



                                                                       Quarters Ended in 2005
                                                                       ----------------------
                                                         March 31,       June 30,     September 30,     December 31,
                                                         ---------       --------     -------------     ------------
Revenue                                               $ 2,815,264    $ 7,408,420      $ 4,323,088      $ 1,941,856
                                                      ===========    ===========      ===========      ===========
 Net (loss) income allocable to limited partners      $  (380,896)   $ 2,857,944      $ 1,843,414      $(3,046,291)
                                                      ===========    ===========      ===========      ===========
 Net (loss) income per weighted average
      limited partnership unit                        $     (0.52)   $      3.86      $      2.49      $     (4.13)
                                                      ============   ===========      ===========      ===========


                                                                       Quarters Ended in 2004
                                                                       ----------------------
                                                       March 31,       June 30,      September 30,     December 31,
                                                       ---------       --------      -------------     ------------

 Revenue                                              $ 1,018,356    $   962,681      $ 2,669,872      $ 2,930,942
                                                      ===========    ===========      ===========      ===========
 Net (loss) income allocable to limited partners      $  (382,617)   $    59,195      $   225,207      $(3,387,924)
                                                      ===========    ===========      ===========      ===========
 Net (loss) income per weighted average
      limited partnership unit                        $     (0.52)   $      0.08      $      0.30      $     (4.57)
                                                      ===========    ===========      ===========      ===========


Schedule II

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                        Valuation and Qualifing Accounts


                                                 Balance At     Charged To                    Balance At
                                                  Beginning     Costs And                        End
                                                 Of Period       Expenses      Deduction      Of Period
                                                 ---------       --------      ---------      ---------

Year ended December 31, 2005
 Allowance for doubtful accounts
 (deducted from investments in finance leases)      $ 125,850      $   -      $ 125,850  (2)    $     -



 Year ended December 31, 2004
 Allowance for doubtful accounts
 (deducted from investments in finance leases)      $ 228,721      $   -      $ 102,871  (1)    $ 125,850



 Year ended December 31, 2003
 Allowance for doubtful accounts
 (deducted from investments in finance leases)      $ 228,721      $   -      $      -          $ 228,721


(1) Due to Regus Business Center Corp. emergence from Chapter 11 bankruptcy protection and its recent payment history we reduced the alowance for doubtful accounts down to $125,850.

(2) Due to Regus Business Center Corp. continued good payment history we reduced the allowance for doubtful accounts to zero.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. Accordingly, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

     In designing and evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, our General Partner offers a broad range of equipment leasing services.

     Our General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

         Our General Partner's officers and directors are:

           Name          Age     Position
           -----        ----    --------
 Beaufort J. B. Clarke   59    Chairman, Chief Executive Officer and Director
 Paul B. Weiss           45    President and Director
 Thomas W. Martin        52    Chief Operating Officer, Chief Financial Officer
                                 and Director


     Beaufort J. B. Clarke, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Code of Ethics

     Our General Partner on our behalf has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005, 2004 and 2003.



        Entity               Capacity          Description              2005          2004         2003
        ------               ---------         -----------              ----          ----         ----
 ICON Capital Corp.       General Partner     Acquisition fee        $  181,200     $     -      $     -
                                                                     ==========     =========    =========
 ICON Capital Corp.       General Partner     Management fee         $  508,938     $ 538,159    $ 737,943
                                                                     ==========     =========    =========
 ICON Capital Corp.       General Partner     Administrative fee     $  355,541     $ 301,704    $ 292,117
                                                                     ==========     ==========   =========


     Our General Partner also has a 1% interest in our profits and distributions. We paid distributions to our General Partner of $40,165, $40,221 and $61,012, respectively, for the years ended December 31, 2005 2004 and 2003. Additionally, our General Partner's interest in our net income was $12,870, for the year ended December 31, 2005 and our General Partners interest in our net loss was $35,214 and $79,126, respectively, for the years ended December 31, 2004 and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 15, 2006, Directors and Officers of our General Partner do not own any of our equity securities.

     (c) Our General Partner owns the equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. Our General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 13 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the year ended December 31, 2005 and 2004 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:


                                      2005             2004
                                      ----             ----
 Audit fees                          $  83,800        $  73,313
 Audit related fees                      1,350            1,350
 Tax fees (compliance)                  23,050           15,300
                                     ---------        ---------

                                    $  108,200        $  89,963
                                    ==========        =========


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

         See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

          Financial Statement Schedule II - Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. All other schedules, other than those listed above, have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

          31.1 Rule 13a-14(a)/15d-14(a) certifications.

          31.2 Rule 13a-14(a)/15d-14(a) certifications.

          32.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Eight A L.P. File No. 333-54011 (Registrant) by its General Partner, ICON Capital Corp.

Date: April 4, 2006

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: April 4, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 4, 2006

/s/ Paul B. Weiss
-----------------
Paul B. Weiss
President and Director

Date: April 4, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.