Form 10-Q
period 2006-03-31
ICON INCOME FUND EIGHT /DE
filed 2006-05-15
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended            March 31, 2006
                                          --------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________to ____________


Commission File Number                      333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-4006824
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 100 Fifth Avenue, 4th Floor, New York, New York                 10011-1505
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip code)

                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited partnership units of the registrant on May 1, 2006 is 735,232.

                          ICON Income Fund Eight A L.P.
                                      Index




PART I - FINANCIAL INFORMATION                                                            Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
           December 31, 2005                                                                1

         Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                              3

         Condensed Consolidated Statement of Changes in Partners' Equity for the three
           Months ended March 31, 2006 (Unaudited)                                          4

         Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                              5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                   7

     Item 2. General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   15

     Item 4.  Controls and Procedures                                                      15

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            16

     Item 1A. Risk Factors                                                                 16

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  16

     Item 3.  Defaults Upon Senior Securities                                              16

     Item 4.  Submission of Matters to a Vote of Security Holders                          16

     Item 5.  Other Information                                                            16

     Item 6.  Exhibits                                                                     16

Signatures                                                                                 17


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                                  (Unaudited)
                                                   March 31,        December 31,
                                                    2006              2005
                                                   ------------     ------------

 Cash and cash equivalents                         $    569,477     $  1,419,446
                                                   ------------     ------------

 Investments in finance leases:
      Minimum rents receivable                        5,107,451        5,696,391
      Estimated unguaranteed residual values            200,000          200,000
      Initial direct costs, net                         127,248          138,816
      Unearned income                                 (889,162)      (1,095,644)
                                                   ------------     ------------

         Net investments in finance leases            4,545,537        4,939,563
                                                   ------------     ------------

 Investments in operating leases:
      Equipment, at cost                             26,521,700       26,521,700
      Accumulated depreciation                    (12,771,584)      (11,412,469)
                                                   ------------     ------------

         Net investments in operating leases         13,750,116       15,109,231
                                                   ------------     ------------

 Equipment held for sale or lease, net                  310,965          323,001
 Investments in joint ventures                        4,014,041        4,004,228
 Other assets, net                                      265,272          805,465
                                                   ------------     ------------

         Total assets                              $ 23,455,408     $ 26,600,934
                                                   ============     ============

 See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                        LIABILITIES AND PARTNERS' EQUITY


                                                   (Unaudited)
                                                     March 31,     December 31,
                                                      2006            2005
                                                   ------------   -------------

 Notes and accrued interest payable- non-recourse  $  9,731,249    $ 12,701,548
 Accounts payable and accrued expenses                  257,057         376,301
 Due to General Partner and affiliates                  379,205         253,662
 Deferred rental income                                 788,792              -
 Minority interest                                      122,803         109,682
                                                   ------------    ------------

      Total liabilities                              11,279,106      13,441,193
                                                   ------------    ------------

 Commitments and contigencies

 Partners' equity:
  General Partner                                      (526,190)       (517,128)
  Limited Partners (735,232 and 736,882 units
   outstanding, $100 per unit original issue price)  12,702,492      13,676,869
                                                   ------------    ------------

 Total partners' equity                              12,176,302      13,159,741
                                                   ------------    ------------

 Total liabilities and partners' equity            $ 23,455,408    $ 26,600,934
                                                   ============    ============


 See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)



                                                       2006             2005
                                                   ------------     ------------
 Revenue:
      Rental income                                $  1,809,064    $   2,292,330
      Finance income                                    206,481          508,564
      Income from investments in joint ventures          46,862              279
      Net loss on sales of equipment                       -            (57,518)
      Interest and other income                          27,862           71,609
                                                   ------------     ------------

         Total revenue                                2,090,269        2,815,264
                                                   ------------     ------------

 Expenses:
      Depreciation and amortization                   1,370,683        2,092,665
      Interest                                          167,749          528,417
      Management fees - General Partner                 174,711          338,527
      Administrative expense reimbursements
        - General Partner                               139,079          137,654
      General and administrative                        130,042           80,671
      Minority interest                                  13,120           22,073
                                                   ------------     ------------

         Total expenses                               1,995,384        3,200,007
                                                   ------------     ------------

 Net income (loss)                                 $     94,885     $   (384,743)
                                                   ============     ============

 Net income (loss) allocable to:
      Limited Partners                             $     93,936     $   (380,896)
      General Partner                                       949           (3,847)
                                                   ------------     ------------

                                                   $     94,885     $   (384,743)
                                                   ============     ============

 Weighted average number of limited partnership
      units outstanding                                 736,039          739,515
                                                   ============     ============

 Net income (loss) per weighted average
      limited partnership unit                     $       0.13     $      (0.52)
                                                   ============     ============

See accompanying notes to condensed consolidated financial statements.


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
               Condensed Statement of Changes in Partners' Equity
                          Three Months Ended March 31,
                                   (Unaudited)





                                        Limited
                                        Partner                                         Total
                                        Units           Limited         General       Partners'
                                     Outstanding       Partners         Partner         Equity
                                     -----------     -----------     -----------     -----------

Balance, January 1, 2006              $   736,882    $13,676,869     $  (517,128)   $  13,159,741

 Limited partnership units redeemed        (1,650)       (77,210)           -             (77,210)
 Cash distributions to partners               -         (991,103)        (10,011)      (1,001,114)
 Net income                                   -           93,936             949           94,885
                                      -----------    -----------     -----------    -------------

 Balance, March 31, 2006              $   735,232    $12,702,492     $  (526,190)   $  12,176,302
                                      ===========    ===========     ===========    =============

See accompanying notes to condensed consolidated financial statements.


                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                                  2006            2005
                                                                                 ----------     ----------
 Cash flows from operating activities:
      Net income (loss)                                                         $    94,885    $  (384,743)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Rental income paid directly to lenders by lessees                    (1,809,064)    (2,292,330)
            Finance income  paid directly to lenders by lessees                    (206,481)      (508,564)
            Income from investments in joint ventures                               (46,862)          (279)
            Net loss on sales of equipment                                               -          57,518
            Depreciation and amortization                                         1,370,683      2,092,665
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                167,749        448,787
             Minority interest                                                       13,120         22,073
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                      454,940        192,595
            Accrued interest income                                                      -         (61,243)
            Accounts payable and accrued expenses                                    12,767         17,567
            Due to General Partner and affiliates, net                              125,543           (513)
            Deferred rental income                                                       -           3,118
                                                                                -----------    -----------


Net cash provided by (used in) operating activities                                177,280       (413,349)
                                                                                 -----------    -----------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                               12,036        242,950
      Distributions received from joint ventures                                     39,039          2,500
                                                                                -----------    -----------

 Net cash provided by investing activities                                           51,075        245,450
                                                                                -----------    -----------

 Cash flows from financing activities:
      Cash distributions paid to partners                                        (1,001,114)    (1,004,692)
      Cash paid for redemption of limited partnership units                         (77,210)            -
      Proceeds from note payable - recourse                                              -         775,000
                                                                                -----------    -----------

 Net cash used in financing activities                                           (1,078,324)      (229,692)
                                                                                -----------    -----------

 Net decrease in cash and cash equivalents                                         (849,969)      (397,591)
 Cash and cash equivalents, beginning of the period                               1,419,446        718,195
                                                                                -----------    -----------

 Cash and cash equivalents, end of the period                                   $   569,477    $   320,604
                                                                                ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)



                                                                                   2006           2005
                                                                                -----------    -----------
 Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                       $        -     $   79,630
                                                                                ===========    ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees                $ 3,138,048    $ 6,909,899
                                                                                ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Income Fund Eight A L.P (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2005 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the Partnership`s business affairs, including, but not limited to, equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)

(2)    Organization - continued

The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership purchased equipment from time to time until five years from the date the offering was completed. This time frame is called the "reinvestment period," which ended on December 20, 2005. After the reinvestment period, we will begin selling our assets in the ordinary course of business during a time frame called the "liquidation period."

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 to conform to the current period presentation.

(3)    Use of Estimates

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

(4)    Joint Ventures

     The joint venture described below is not consolidated by the Partnership.

     ICON Global Crossing, LLC

     On November 17, 2005, the Partnership along with ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven") formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of 12%, 44% and 44%, respectively. Total capital contributions made to ICON Global Crossing were $17,397,940 of which the Partnership's share was $2,006,952. ICON Global Crossing is purchasing state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing"). On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176 which changed the ownership interests to approximately 8.0 %, 30.6% and 61.4%, respectively.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


(4)    Joint Ventures - continued

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including approximately $157,000 in legal fees) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term is for 48 months beginning April 1, 2006.

(5)    Transactions with Related Parties

     In accordance with the terms of the management agreement, the Partnership pays the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership's acquisition transactions. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     The General Partner performs certain services relating to the management of the Partnership's equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership paid distributions to the General Partner of $10,011 during the three months ended March 31, 2006. Additionally, the General Partner's interest in the Partnership's net income (loss) for the three months ended March 31, 2006 and 2005 was $949 and $(3,847), respectively.

     The Partnership had a payable of $379,205 due to the General Partner and affiliates at March 31, 2006. The Partnership owed the General Partner $192,786 for accrued and unpaid administrative expense reimbursements and $181,200 for accrued and unpaid acquisition fees incurred during the year ended December 31, 2005. In addition, the Partnership owed ICON Global Crossing $5,219 for a distribution overpayment which occurred during the quarter ended March 31, 2006.

     Fees and other expenses charged to operations by the Partnership and paid or accrued to the General Partner or its affiliates for the three months ended March 31, 2006 and 2005, respectively, were as follows:

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


(5)    Transactions with Related Parties - continued

                                                 2006           2005
                                              ----------     -----------
 Management fees                              $  174,711     $   338,527
 Administrative expense reimbursements           139,079         137,654
                                              ----------     -----------

                                              $  313,790     $   476,181
                                              ==========     ===========


(6)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     As used in this Quarterly Report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Income Fund Eight A L.P. and its consolidated subsidiaries.

     Forward-Looking Statements

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

     Overview

     We are an equipment leasing business formed on July 9, 1997. We began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We ended our "reinvestment" period on December 20, 2005 and began our liquidation period where we will begin to sell our assets in the ordinary course of business.

     If we believe it would benefit our partners to reinvest our cash flow in equipment during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the reinvestment period, but it may take longer to do so.

     At March 31, 2006 our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Equipment:

     o We have a 90.0% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. At March 31, 2006, the lease has a remaining term of 15 months.

     o We have a 100.0% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA. All of this equipment is currently off lease and being remarketed.

     Energy Equipment:

     o We have a 100.0% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on lease to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP Amoco Plc. The lease is scheduled to expire on January 1, 2008.

     Manufacturing Equipment for Playgrounds:

     o We have a 100.0% interest in equipment used in a manufacturing facility on lease to Playcore Wisconsin, Inc. ("Playcore"). The manufacturing equipment is on lease for a term of three years commencing January 1, 2006.

     Telecommunications Equipment:

     o We have an 8.0% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our General Partner, which purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc.

     Lease and Other Significant Transactions

     Telecommunications Equipment

On November 17, 2005, we along with ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven") formed ICON Global Crossing, with original ownership interests of 12%, 44% and 44%, respectively. Total capital contributions made to ICON Global Crossing were $17,397,940 of which our share was $2,006,952. ICON Global Crossing is purchasing state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing"). On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176 which changed the ownership interests to approximately 8.0 %, 30.6% and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including approximately $157,000 in legal fees) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term is for 48 months beginning April 1, 2006.

     New Accounting Pronouncements

     Our General Partner does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

     We began our liquidation period on December 20, 2005. Our goal is to complete the liquidation period within three years, but it may take longer to do so. During the liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

     Revenues for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                              Three Months Ended March 31,
                                              -----------------------------
                                                2006           2005            Change
                                              ----------     -----------    -----------
 Total revenue                                $2,090,269     $ 2,815,264     $ (724,995)
                                              ==========     ===========    ===========

 Rental income                                $1,809,064     $ 2,292,330     $ (483,266)
 Finance income                               $  206,481     $   508,564     $ (302,083)
 Income from investments in joint ventures    $   46,862     $       279     $   46,583
 Net loss on sales of equipment               $       -      $   (57,518)    $   57,518
 Interest and other income                    $   27,862     $    71,609     $  (43,747)

Total revenue for the 2006 Quarter decreased $724,995, or 25.8%, compared to the 2005 Quarter. The decrease in both rental income and finance income was principally due to leased equipment we sold during 2005. Rental income decreased primarily due to the sale during July 2005 of two Boeing aircraft previously on lease to America West Airlines, Inc. The decrease in finance income was primarily attributable to the sales of equipment on lease to E*Trade Corporation during March 2005 and the sale during May 2005 by ICON/Boardman Facility LLC, a majority owned subsidiary of ours, of a coal handling facility on lease with Portland General Electric.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2006          2005           Change
                                              ==========     ==========      ===========
 Total expenses                               $1,995,384     $ 3,200,007     $(1,204,623)
                                              ==========     ===========     ===========

 Depreciation and amortization                $1,370,683     $ 2,092,665     $  (721,982)
 Interest                                     $  167,749     $   528,417     $  (360,668)
 General and administrative                   $  130,042     $    80,671     $    49,371
 Management fees - General Partner            $  174,711     $   338,527     $  (163,816)
 Administrative expense reimbursements
   - General Partner                          $  139,079     $   137,654     $     1,425
 Minority interest                            $   13,120     $    22,073     $    (8,953)

Total expenses for the 2006 Quarter decreased $1,204,623, or 37.6%, compared to the 2005 Quarter. The decrease in depreciation and amortization was primarily due to our General Partner's determination at December 31, 2005 that we would discontinue depreciating one of our assets, a tug boat and barge, on lease to BP Amoco Plc. This assessment was based upon the results of our General Partner's annual review of our assets in accordance with our impairment policy. During the review process our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008. Our General Partner estimated that this change will result in a decrease in our depreciation and amortization of approximately $1,243,000 annually, or approximately $1.69 per limited partnership unit. The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005. The decrease in management fees - General Partner was primarily a result of the decrease of our rental income which is the basis for the management fee calculation. Such services include the collection of lease payments from lessees, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses. As we decrease our leased equipment portfolio, management fees paid to our General Partner are expected to decrease.

     Net Income (Loss)

As a result of the foregoing factors, the net income for 2006 Quarter was $94,885, as compared to the net loss for 2005 Quarter of $(384,743). The net income per weighted average number of limited partnership units outstanding for the 2006 Quarter was $0.13 as compared to the net loss per weighted average number of limited partnership units outstanding for 2005 Quarter of $(0.52).

     Liquidity and Capital Resources

     Sources and Uses of Cash

     At March 31, 2006 we had cash and cash equivalents of $569,477. During our liquidation period, our main source of cash is expected to be from operating and investing activities. Our main use of cash during the liquidation period is expected to be from financing activities and cash distributions to our partners.

     Our main sources of cash during the 2006 Quarter were from investing and operating activities and operating activities. Our primary source of cash from investing activities was from distributions received from joint ventures of approximately $39,000 and proceeds on sales of equipment of approximately
$12,000. The main source of cash from operating activities was from the collection of rental income from non-financed leases of approximately $455,000.

     Our main use of cash during the 2006 Quarter was for financing activities. Our primary use of cash for financing activities was distribution payments to our partners of approximately $1,001,000 and redemption of limited partnership units of approximately $77,000.

     Financings and Borrowings

     We have non-recourse debt at March 31, 2006 of $9,731,249. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest ranging between 4.00% per year and 7.89% per year.

     Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee businesses that are beyond our control.

     Distributions

     We pay monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which was December 20, 2005. We paid distributions to our limited partners for the three months ended March 31, 2006 of $991,103. We paid distributions to our General Partner for the three months ended March 31, 2006 of $10,011.

     Contractual Obligations and Commitments and Off Balance Sheet Transactions

     Our contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2006 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

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

Item 1A. Risk Factors

     There have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our General Partner consented to us redeeming 1,650 limited partnership units during the 2006 Quarter. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:


                                           Total Number of      Price Paid Per
                                         Limited Partnership  Limited Partnership
                                           Units Redeemed           Units
                                          -----------------    -----------------

 January 1, 2006 through January 31, 2006          1,000          $     49.43
 February 1, 2006 through February 28, 2006          650                42.73
 March 1, 2006 through March 31, 2006                 -                   -
                                              ----------          -----------
                                                   1,650                46.79
                                              ==========          ===========


Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2006.

Item 5.  Other Information

         Not applicable.

Item 6 - Exhibits

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

Date: May 15, 2006

/s/ Beaufort J.B. Clarke
-------------------------

Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2006

/s/ Thomas W. Martin
-------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)