Form 10-Q
period 2006-06-30
ICON INCOME FUND EIGHT /DE
filed 2006-08-11
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                    June 30, 2006
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from _______________________to _______________________________


Commission File Number                      333-54011
                       ---------------------------------------------------------

                          ICON Income Fund Eight A L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-4006824
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                Number)

 100 Fifth Avenue, 4th Floor, New York, New York             10011-1505
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

Number of outstanding limited partnership units of the registrant on August 1, 2006 is 735,232.

                          ICON Income Fund Eight A L.P.
                                      Index




PART I - FINANCIAL INFORMATION                                                         Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited) and
           December 31, 2005                                                             1

         Condensed Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2006 and 2005 (Unaudited)                                      3

         Condensed Consolidated Statement of Changes in Partners' Equity for the Six
           Months Ended June 30, 2006 (Unaudited)                                        4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2006 and 2005 (Unaudited)                                            5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                7

     Item 2. General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                16

     Item 4.  Controls and Procedures                                                   16

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         18

     Item 1A. Risk Factors                                                              18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               18

     Item 3.  Defaults Upon Senior Securities                                           19

     Item 4.  Submission of Matters to a Vote of Security Holders                       19

     Item 5.  Other Information                                                         19

     Item 6.  Exhibits                                                                  19

Signatures                                                                              20


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                                     ASSETS


                                               (Unaudited)
                                                 June 30          December 31,
                                                  2006               2005
                                               ------------       -----------
 Cash and cash equivalents                     $    351,856       $ 1,419,446
                                               ------------       -----------

 Investments in finance leases:
      Minimum rents receivable                    4,384,511         5,696,391
      Estimated unguaranteed residual values        200,000           200,000
      Initial direct costs, net                     115,680           138,816
      Unearned income                              (722,077)       (1,095,644)
                                               ------------       -----------

         Net investments in finance leases        3,978,114         4,939,563
                                               ------------       -----------

 Investments in operating leases:
      Equipment, at cost                         26,521,700        26,521,700
      Accumulated depreciation                  (13,311,806)      (11,412,469)
                                               ------------       -----------

         Net investments in operating leases     13,209,894        15,109,231
                                               ------------       -----------

 Investments in joint ventures                    3,899,293         4,004,228
 Equipment held for sale or lease, net              159,500           323,001
 Other assets, net                                1,246,113           805,465
                                               ------------       -----------

         Total assets                          $ 22,844,770       $26,600,934
                                               ============       ===========

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                        LIABILITIES AND PARTNERS' EQUITY



                                                          (Unaudited)
                                                             June 30     December 31,
                                                              2006          2005
                                                          ------------   -----------
 Notes and accrued interest payable - non-recourse        $  9,868,901   $12,701,548
 Accounts payable and accrued expenses                         231,746       376,301
 Due to General Partner and affiliates                         398,979       253,662
 Minority interest                                             220,434       109,682
                                                          ------------   -----------

   Total liabilities                                        10,720,060    13,441,193
                                                          ------------   -----------

 Commitments and contingencies

 Partners' equity:
   General Partner                                            (526,706)     (517,128)
   Limited Partners (735,232 and 736,882 units
     outstanding, $100 per unit original issue price)       12,651,416    13,676,869
                                                          ------------   -----------

   Total partners' equity                                   12,124,710    13,159,741
                                                          ------------   -----------

   Total liabilities and partners' equity                 $ 22,844,770   $26,600,934
                                                          ============   ===========


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                             -------------------------------       -----------------------------
                                                                 2006               2005               2006            2005
                                                             ------------        -----------      ------------     -------------
 Revenue:
      Rental income                                          $  1,809,063        $ 2,169,063       $ 3,618,127     $   4,461,393
      Finance income                                              167,085            343,109           373,566           851,673
      Income from investments in joint ventures                    57,219                732           104,081             1,011
      Net gain on sales of equipment                                   -           4,844,909                -          4,787,391
      Interest and other income                                        38             50,607            27,900           122,216
                                                             ------------        -----------       -----------     -------------

         Total revenue                                          2,033,405          7,408,420         4,123,674        10,223,684
                                                             ------------        -----------       -----------     -------------

 Expenses:
      Depreciation and amortization                               555,360          2,078,507         1,926,043         4,171,172
      Interest                                                    137,651            396,008           305,400           924,425
      Management fees - General Partner                                -              19,272           174,711           357,799
      Administrative expense reimbursements - General Partner          -              81,143           139,079           218,797
      General and administrative                                  153,095             74,735           283,137           155,406
      Impairment loss                                             141,940          1,836,395           141,940         1,836,395
      Minority interest                                            97,631             35,548           110,751            57,621
                                                             ------------        -----------       -----------     -------------

         Total expenses                                         1,085,677          4,521,608         3,081,061         7,721,615
                                                             ------------        -----------       -----------     -------------

 Net income                                                  $    947,728        $ 2,886,812       $ 1,042,613     $   2,502,069
                                                             ============        ===========       ===========     =============

 Net income allocable to:
      Limited Partners                                       $    938,251        $ 2,857,944       $ 1,032,187     $   2,477,048
      General Partner                                               9,477             28,868            10,426            25,021
                                                             ------------        -----------       -----------     -------------

                                                             $    947,728        $ 2,886,812       $ 1,042,613     $   2,502,069
                                                             ============        ===========       ===========     =============

 Weighted average number of limited partnership
      units outstanding                                           735,232            739,515           735,633          739,515
                                                             ============        ===========       ===========     =============

 Net income per weighted average limited
      partnership unit outstanding                           $       1.28        $      3.86       $      1.40     $        3.35
                                                             ============        ===========       ===========     =============



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
               Condensed Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2006
                                   (Unaudited)



                                                               Limited
                                                               Partner                                                 Total
                                                                Units              Limited            General        Partners'
                                                             Outstanding           Partners           Partner          Equity
                                                             ------------       ------------       -----------     -------------


 Balance, January 1, 2006                                         736,882       $ 13,676,869       $  (517,128)    $  13,159,741

 Limited partnership units redeemed                                (1,650)           (77,210)               -            (77,210)
 Cash distributions paid or accrued to partners                       -           (1,980,430)          (20,004)       (2,000,434)
 Net income                                                           -            1,032,187            10,426         1,042,613
                                                             ------------       ------------       -----------     -------------

 Balance, June 30, 2006                                           735,232       $ 12,651,416       $  (526,706)    $  12,124,710
                                                             ============       ============       ===========     =============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                                    2006             2005
                                                                                -----------       -----------
 Cash flows from operating activities:
      Net income                                                                 $ 1,042,613       $ 2,502,069
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Rental income paid directly to lenders by lessees                     (3,618,127)       (4,461,393)
            Finance income  paid directly to lenders by lessees                     (373,566)         (851,673)
            Income from investments in joint ventures                               (104,081)           (1,011)
            Net gain on sales of equipment                                                -         (4,787,391)
            Depreciation and amortization                                          1,926,043         4,171,172
            Interest expense on non-recourse financing paid directly
               to lenders by lessees                                                 305,400           784,116
            Impairment loss                                                          141,940         1,836,395
            Minority interest                                                        110,751            57,621
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables                     1,311,880           379,535
            Other assets                                                              34,735            (6,230)
            Accrued interest income                                                       -           (108,120)
            Accounts payable and accrued expenses                                   (144,555)             (409)
            Due to General Partner and affiliates, net                               120,324            (2,491)
            Deferred rental income                                                        -              3,118
                                                                                 -----------       -----------
 Net cash provided by (used in) operating activities                                 753,357          (484,692)
                                                                                 -----------       -----------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                                21,561        21,504,042
      Distributions received from joint ventures                                     210,143             8,200
                                                                                 -----------       -----------

 Net cash provided by investing activities                                           231,704        21,512,242
                                                                                 -----------       -----------

 Cash flows from financing activities:
      Cash distributions paid to partners                                         (1,990,441)       (2,009,563)
      Cash paid for redemption of limited partnership units                          (77,210)               -
      Due to General Partner and affiliates, net                                      15,000                -
      Repayments of notes payable- non-recourse                                           -         (7,635,308)
      Repayments of notes payable- recourse                                               -         (5,400,000)
      Proceeds from note payable - recourse                                               -            775,000
                                                                                 -----------       -----------

 Net cash used in financing activities                                            (2,052,651)      (14,269,871)
                                                                                 -----------       -----------

 Net (decrease) increase in cash and cash equivalents                             (1,067,590)        6,757,679

 Cash and cash equivalents, beginning of the period                                1,419,446           718,195
                                                                                 -----------       -----------

 Cash and cash equivalents, end of the period                                    $   351,856       $ 7,475,874
                                                                                 ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                    2006              2005
                                                                                 -----------       -----------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                   $        -        $   140,309
                                                                                 ===========       ===========

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees                 $  3,138,047      $ 7,269,898
                                                                                 ============      ===========



See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

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

     The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded to operations. All of the Partnership's investments in joint ventures are subject to its impairment review policies.

     In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)    Organization

     The Partnership was formed on July 9, 1997 as a Delaware limited partnership for the purpose of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the Partnership`s business affairs, including, but not limited to, equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(2)    Organization - continued

     The Partnership invested most of the net proceeds from its offering in items of equipment that are subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership's initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." The Partnership purchased equipment from time to time until approximately five years from the date the offering was completed. This time frame is called the "reinvestment period," which ended on December 20, 2005. After the reinvestment period, we began selling our assets in the ordinary course of business during a time frame called the "liquidation period."

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 to conform to the current period presentation.

(3)    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the value of unguaranteed residual values, depreciation and amortization and impairment losses. Actual results could differ from those estimates.

(4)    Investments in Operating Leases

     The Partnership's investments in operating leases are summarized as follows:


                                           (Unaudited)
                                            June 30,          December 31,
                                             2006                2005
                                          ------------        -----------
 Aircraft and aircraft related equipment  $ 18,486,930        $18,486,930
 Petrochemical tug and barge                 8,034,770          8,034,770
                                          ------------        -----------
                                            26,521,700         26,521,700

 Less: accumulated depreciation            (13,311,806)       (11,412,469)
                                          ------------        -----------

                                          $ 13,209,894        $15,109,231
                                          ============        ===========

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(5)    Joint Ventures

     The joint venture described below is minority owned and is not consolidated by the Partnership.

ICON Global Crossing, LLC

     On November 17, 2005, the Partnership along with ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven"), both affiliates of the General Partner, formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of approximately 12%, 44% and 44%, respectively. Total capital contributions made to ICON Global Crossing were $17,397,940, of which the Partnership's share was $2,006,952. ICON Global Crossing purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing"). On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests to approximately 8.0 %, 30.6% and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The base lease term is for 48 months beginning April 1, 2006.

(6)    Equipment Held for Sale or Lease, Net

     Equipment held for sale or lease consists solely of aircraft rotable parts for Boeing A300 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The Partnership is currently in the process of remarketing this equipment.

     At June 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss for approximately $142,000 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs.

(7)    Transactions with Related Parties

     Effective April 1, 2006, the General Partner has waived its rights to future management fees and administrative expense reimbursements. For the three months ended June 30, 2006, the General Partner waived management fees and administrative expense reimbursements of approximately $90,000 and $63,700, respectively. Prior to April 1, 2006, in accordance with the terms of the management agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership's acquisition transactions. In addition, the General Partner was reimbursed for
administrative   expenses   incurred  in  connection   with  the   Partnership's
operations.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)

(7)    Transactions with Related Parties - continued

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations. These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership. Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership paid or accrued distributions to the General Partner of $20,004 during the six months ended June 30, 2006. Additionally, the General Partner's interest in the Partnership's net income for the three months ended June 30, 2006 and 2005 was $9,477 and $28,868, respectively. The General Partner's interest in Partnership's the net income for the six months ended June 30, 2006 and 2005 was $10,426 and $25,021, respectively.

     The Partnership had a payable of $398,979 due to the General Partner and affiliates at June 30, 2006. The Partnership owed the General Partner $192,786 for accrued and unpaid administrative expense reimbursements, $181,200 for accrued and unpaid acquisition fees incurred during the year ended December 31, 2005 and $9,993 for accrued and unpaid distributions at June 30, 2006. On June 1, 2006, the General Partner advanced the Partnership $15,000 and on July 3, 2006, the General Partner advanced the Partnership an additional $100,000. These advances are due on or before the date that is one year from the date of each such advance and do not accrue interest. These advances are evidenced by a note between the Partnership and the General Partner and were entered into to assist the Partnership with its short-term working capital purposes.

     Fees and other expenses charged to operations by the Partnership and paid or accrued to the General Partner or its affiliates for the three and six months ended June 30, 2006 and 2005, respectively, were as follows:




                                              Three Months Ended                    Six Months Ended
                                                    June 30,                            June 30,
                                        -------------------------------       -----------------------------
                                            2006               2005              2006             2005
                                        ------------        -----------       -----------     -------------
 Management fees                        $        -          $    19,272       $   174,711     $     357,799
 Administrative expense reimbursements           -               81,143           139,079           218,797
                                        ------------        -----------       -----------     -------------

                                        $        -          $   100,415       $   313,790     $     576,596
                                        ============        ===========       ===========     =============


(8)    Recent Accounting Pronouncements

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

Overview

     We are an equipment leasing business formed on July 9, 1997. We began active operations on October 14, 1998. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases are acquired for cash and are expected to provide current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases will be financed, so these leases will generate little or no current cash flow because substantially all of the rental payments received from a lessee will be paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We ended our "reinvestment" period on December 20, 2005 and began our liquidation period where we began to sell our assets in the ordinary course of business.

     If we believe it would benefit our partners to reinvest our cash flow in equipment during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal is to complete the liquidation period within three years after the end of the reinvestment period, but it may take longer to do so.

     At June 30, 2006 our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

     Air Transportation Equipment:

     o We have a 90.0% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. At June 30, 2006, the lease has a remaining term of 12 months.

     o We have a 100.0% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA. All of this equipment is currently off lease and being remarketed.

     Energy Equipment:

     o We have a 100.0% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on charter to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP p.l.c. The charter is scheduled to expire on January 1, 2008.

     Manufacturing Equipment for Playgrounds:

     o We have a 100.0% interest in equipment used in a manufacturing facility on lease to Playcore Wisconsin, Inc. ("Playcore"). The manufacturing equipment is on lease for a term of three years commencing January 1, 2006.

     Telecommunications Equipment:

     o We have an 8.0% ownership interest in ICON Global Crossing, LLC ("ICON Global Crossing"), an entity also managed by our General Partner, which purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc ("Global Crossing").

Lease and Other Significant Transactions

     Telecommunications Equipment

     On November 17, 2005, we along with ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven"), both affiliates of our General Partner, formed ICON Global Crossing, with original ownership interests of approximately 12%, 44% and 44%, respectively. Total capital contributions made to ICON Global Crossing were $17,397,940, of which our share was $2,006,952. ICON Global Crossing purchased state-of-the-art telecommunications equipment on lease to Global Crossing. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests to approximately 8.0 %, 30.6% and 61.4%, respectively.

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

Results of Operations for the Three Months Ended June 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

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

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                                       Three Months Ended June 30,
                                                             -------------------------------------------------
                                                                 2006               2005             Change
                                                             ------------        -----------       -----------
 Total revenue                                               $  2,033,405        $ 7,408,420       $(5,375,015)
                                                             ============        ===========       ===========

 Rental income                                               $  1,809,063        $ 2,169,063       $  (360,000)
 Finance income                                              $    167,085        $   343,109       $  (176,024)
 Income from investments in joint ventures                   $     57,219        $       732       $    56,487
 Net gain on sales of equipment                              $         -         $ 4,844,909       $(4,844,909)
 Interest and other income                                   $         38        $    50,607       $   (50,569)


     Total revenue for the 2006 Quarter decreased $5,375,015, or 72.6%, compared to the 2005 Quarter. The decrease in both rental income and finance income was principally due to leased equipment we sold during 2005. The decrease in rental income is solely due to the sale during July 2005 of the two Boeing aircraft previously on lease to America West Airlines, Inc. Rental income from these aircraft is included in the 2005 Quarter and not in the 2006 Quarter. Finance income decreased primarily due to the sale of the coal handling facility on lease to Portland General Electric during May 2005. The decrease in net gain on sale of equipment is due primarily to the sale of the coal handling facility previously on lease to Portland General Electric that resulted in a net gain of approximately $4,834,000 during the 2005 Quarter.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                                        Three Months Ended June 30,
                                                             -------------------------------------------------
                                                                 2006               2005              Change
                                                             ------------        -----------       -----------
 Total expenses                                              $  1,085,677        $ 4,521,608       $(3,435,931)
                                                             ============        ===========       ============

 Depreciation and amortization                               $    555,360        $ 2,078,507       $(1,523,147)
 Interest                                                    $    137,651        $   396,008       $  (258,357)
 General and administrative                                  $    153,095        $    74,735       $    78,360
 Management fees - General Partner                           $         -         $    19,272       $   (19,272)
 Administrative expense reimbursements - General Partner     $         -         $    81,143       $   (81,143)
 Impairment loss                                             $    141,940        $ 1,836,395       $(1,694,455)
 Minority interest                                           $     97,631        $    35,548       $    62,083


     Total expenses for the 2006 Quarter decreased $3,435,931, or 76.0%, compared to the 2005 Quarter. The decrease in depreciation and amortization was primarily due to our General Partner's determination at December 31, 2005, that we would discontinue depreciating one of our assets, a tug boat and barge, on charter to Keystone Great Lakes. This assessment was based upon the results of our General Partner's annual review of our assets in accordance with our impairment policy. During the review process our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008. Our General Partner estimated that this change will result in a decrease in our depreciation and amortization of approximately $1,243,000 annually, or approximately $1.69 per limited partnership unit. The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements. The decrease in impairment loss is due to our General Partner's decision during the 2006 Quarter that our aircraft rotables required an impairment of approximately $142,000, while during the 2005 Quarter our General Partner determined that our aircraft rotables required an impairment of approximately $1,152,000 and our two aircraft sold during July 2005 required an impairment loss of approximately $685,000 during the 2005 Quarter.

     Net Income

     As a result of the foregoing factors, the net income for 2006 Quarter was $947,728, as compared to net income for 2005 Quarter of $2,886,812. The net income per weighted average number of limited partnership units outstanding for the 2006 Quarter was $1.28 as compared to net income per weighted average number of limited partnership units outstanding for 2005 Quarter of $3.86.

Results of Operations for the Six Months Ended June 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenues for the 2006 Period and the 2005 Period are summarized as follows:


                                                                          Six Months Ended June 30,
                                                             -------------------------------------------------
                                                                  2006              2005             Change
                                                             ------------       ------------       ------------
 Total revenue                                               $  4,123,674        $10,223,684       $(6,100,010)
                                                             ============        ===========       ===========

 Rental income                                               $  3,618,127        $ 4,461,393       $  (843,266)
 Finance income                                              $    373,566        $   851,673       $  (478,107)
 Income from investments in joint ventures                   $    104,081        $     1,011       $   103,070
 Net gain on sales of equipment                              $         -         $ 4,787,391       $(4,787,391)
 Interest and other income                                   $     27,900        $   122,216       $   (94,316)


     Total revenue for the 2006 Period decreased $6,100,010, or 59.7%, compared to the 2005 Period. The decrease in both rental income and finance income was principally due to leased equipment we sold during 2005. The decrease in rental income is primarily due to the sale during July 2005, of the two Boeing aircraft previously on lease to America West Airlines, Inc. Rental income from these aircraft is included in the 2005 Period and not in the 2006 Period. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and the sale of the coal handling facility on lease to Portland General Electric during May 2005. The decrease in net gain on sale of equipment is due primarily to the sale of the coal handling facility previously on lease to Portland General Electric that resulted in a net gain of approximately $4,834,000 during the 2005 Period.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:


                                                                       Six Months Ended June 30,
                                                             -------------------------------------------------
                                                                 2006               2005              Change
                                                             ------------        -----------       -----------
 Total expenses                                              $  3,081,061        $ 7,721,615       $(4,640,554)
                                                             ============        ===========       ===========

 Depreciation and amortization                               $  1,926,043        $ 4,171,172       $(2,245,129)
 Interest                                                    $    305,400        $   924,425       $  (619,025)
 General and administrative                                  $    283,137        $   155,406       $   127,731
 Management fees - General Partner                           $    174,711        $   357,799       $  (183,088)
 Administrative expense reimbursements - General Partner     $    139,079        $   218,797       $  (79,718)
 Minority interest                                           $    110,751        $    57,621       $    53,130
 Impairment loss                                             $    141,940        $ 1,836,395       $(1,694,455)


     Total expenses for the 2006 Period decreased $4,640,554, or 60.1%, compared to the 2005 Period. The decrease in depreciation and amortization was primarily due to our General Partner's determination at December 31, 2005 that we would discontinue depreciating one of our assets, a tug boat and barge, on charter to Keystone Great Lakes. This assessment was based upon the results of our General Partner's annual review of our assets in accordance with our impairment policy. During the review process our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008. Our General Partner estimated that this change will result in a decrease in our depreciation and amortization of approximately $1,243,000 annually, or approximately $1.69 per limited partnership unit. The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements. The decrease in impairment loss is due to our General Partners decision during the 2006 Period that our aircraft rotables required an impairment of approximately $142,000, while during the 2005 Period our General Partner determined that our aircraft rotables required an impairment of approximately $1,152,000 and our two aircraft sold during July 2005 required an impairment loss of approximately $685,000 during the 2005 Period.

Net Income

     As a result of the foregoing factors, the net income for 2006 Period was $1,042,613, as compared to net income for 2005 Period of $2,502,069. The net income per weighted average number of limited partnership units outstanding for the 2006 Period was $1.40 as compared to net income per weighted average number of limited partnership units outstanding for 2005 Period of $3.35.

Liquidity and Capital Resources

     Sources and Uses of Cash

     At June 30, 2006, we had cash and cash equivalents of $351,856. During our liquidation period, our main source of cash is expected to be from operating and investing activities. Our main use of cash during the liquidation period is expected to be for financing activities, in the form of cash distributions to our partners.

     Our main sources of cash during the 2006 Period were from investing activities and operating activities. Our primary sources of cash from investing activities were from distributions received from joint ventures of approximately $210,000 and proceeds on sales of equipment of approximately $22,000. The main source of cash from operating activities was from the collection of rental income from non-financed leases of approximately $1,312,000. Our only source of cash from financing activities was $15,000 advanced from our General Partner.

     Our main use of cash during the 2006 Period was for financing activities. Our primary use of cash for financing activities was distribution payments to our partners of approximately $1,990,000 and redemption of limited partnership units of approximately $77,000.

     Financings and Borrowings

     We have non-recourse debt at June 30, 2006 of $9,868,901. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest ranging between 4.00% per year and 7.89% per year.

     On June 1, 2006, our General Partner advanced us $15,000 and on July 3, 2006, advanced us an additional $100,000 for short-term working capital purposes. These advances are evidenced by a note, are due on or before the date that is one year from the date of each such advance and do not accrue interest.

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

     Distributions

     We paid monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which was December 20, 2005. During the liquidation period, we have continued to make distributions pursuant to the terms of the partnership agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the six months ended June 30, 2006 of $1,980,430 and we paid or accrued distributions to our General Partner for the six months ended June 30, 2006 of $20,004.

     Contractual Obligations and Commitments and Off Balance Sheet Transactions

     On June 1, 2006, our General Partner advanced us $15,000 and on July 3, 2006, advanced us an additional $100,000 for short-term working capital purposes. These advances are evidenced by a note, are due on or before the date that is one year from the date of each such advance and do not accrue interest.

     Our other contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not have any off balance sheet transactions.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2006 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Our General Partner consented to us redeeming 1,650 limited partnership units during the 2006 Period. The redemption amounts are calculated according to a specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued. The following table details our limited partnership unit redemptions:


                                                Total Number
                                                 of Limited           Price Paid
                                                Partner Units         Per Limited
                                                 Redeemed            Partner Units
                                               --------------        -------------


 January 1, 2006 through January 31, 2006               1,000        $      49.43
 February 1, 2006 through February 28, 2006               650               42.73
 March 1, 2006 through March 31, 2006                     -                   -
 April 1, 2006 through April 30, 2006                     -                   -
 May 1, 2006 thorugh May 31, 2006                         -                   -
 June 1, 2006 through June 30, 2006                       -                   -
                                               --------------        ------------

                                                        1,650        $      46.79
                                               ==============        ============


Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the 2006 Quarter.

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

Date: August 11, 2006

/s/ Beaufort J.B. Clarke
---------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2006

/s/ Thomas W. Martin
---------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)