Form 10-Q
period 2006-09-30
ICON INCOME FUND EIGHT /DE
filed 2006-11-13
CIK 1061134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                    September 30, 2006
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from _________________________to _____________________________


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

Number of outstanding limited partnership units of the registrant on October 31, 2006 is 735,232.

                          ICON Income Fund Eight A L.P.
                                      Index



PART I - FINANCIAL INFORMATION                                                            Page

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited) and
           December 31, 2005                                                                1

         Condensed Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2006 and 2005 (Unaudited)                                    3

         Condensed Statement of Changes in Partners' Equity for the Nine Months Ended
           September 30, 2006 (Unaudited)                                                   4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2006 and 2005 (Unaudited)                                          5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                   7

     Item 2. General Partner's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   17

     Item 4.  Controls and Procedures                                                      18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            18

     Item 1A. Risk Factors                                                                 19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  19

     Item 3.  Defaults Upon Senior Securities                                              19

     Item 4.  Submission of Matters to a Vote of Security Holders                          19

     Item 5.  Other Information                                                            19

     Item 6.  Exhibits                                                                     19

Signatures                                                                                 20


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                                     ASSETS


                                                (Unaudited)
                                                September 30     December 31,
                                                    2006             2005
                                                ------------     ------------
 Cash and cash equivalents                      $    180,745     $  1,419,446
                                                ------------     ------------

 Investments in finance leases:
      Minimum rents receivable                     3,937,028        5,696,391
      Estimated unguaranteed residual values         200,000          200,000
      Initial direct costs, net                      104,112          138,816
      Unearned income                               (575,402)      (1,095,644)
                                                ------------     ------------

         Net investments in finance leases         3,665,738        4,939,563
                                                ------------     ------------

 Investments in operating leases:
      Equipment, at cost                          26,521,700       26,521,700
      Accumulated depreciation                   (14,015,804)     (11,412,469)
                                                ------------     ------------

         Net investments in operating leases      12,505,896       15,109,231
                                                ------------     ------------

 Investments in joint ventures                     3,810,786        4,004,228
 Equipment held for sale or lease, net                44,000          323,001
 Other assets, net                                   360,919          805,465
                                                ------------     ------------

         Total assets                           $ 20,568,084     $ 26,600,934
                                                ============     ============

See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets


                        LIABILITIES AND PARTNERS' EQUITY


                                                           (Unaudited)
                                                           September 30     December 31,
                                                               2006             2005
                                                           ------------     ------------
 Notes and accrued interest payable - non-recourse         $  6,867,429     $ 12,701,548
 Accounts payable and accrued expenses                          232,119          376,301
 Due to General Partner and affiliates                          538,986          253,662
 Minority interest                                              301,636          109,682
 Deferred rental income                                         445,934                -
                                                           ------------     ------------

      Total liabilities                                       8,386,104       13,441,193
                                                           ------------     ------------

 Commitments and contingencies

 Partners' equity:
      General Partner                                          (526,134)        (517,128)
      Limited Partners (735,232 and 736,882 units
         outstanding, $100 per unit original issue price)    12,708,114       13,676,869
                                                           ------------     ------------

      Total partners' equity                                 12,181,980       13,159,741
                                                           ------------     ------------

      Total liabilities and partners' equity               $ 20,568,084     $ 26,600,934
                                                           ============     ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                        September 30,                     September 30,
                                                  2006              2005             2006             2005
                                               -----------      -----------      ------------     ------------
 Revenue:
      Rental income                            $ 1,809,064      $ 1,929,064      $  5,427,191     $  6,390,457
      Finance income                               146,676           58,025           520,242          909,698
      Income from investments in joint ventures     57,843            5,516           161,924            6,527
      Net gain on sales of equipment                     -           99,552                 -        4,886,943
      Net gain on lease termination                      -          630,000                 -          630,000
      Realized gain on sale of convertible notes         -        1,544,573                 -        1,544,573
      Interest and other income                       (867)          56,358            27,033          178,574
                                               -----------      -----------      ------------     ------------

         Total revenue                           2,012,716        4,323,088         6,136,390       14,546,772
                                               -----------      -----------      ------------     ------------

 Expenses:
      Depreciation and amortization                717,711        1,887,803         2,643,754        6,058,975
      Interest                                     136,577          290,575           441,977        1,215,000
      Management fees - General Partner                  -          147,300           174,711          282,509
      Administrative expense reimbursements
         - General Partner                               -           60,513           139,079          505,099
      General and administrative                    21,927          127,103           305,064          279,310
      Impairment loss                              115,500                -           257,440        1,836,395
      Reversal of bad debt allowance                     -          (62,842)                -          (62,842)
      Minority interest                             81,202           10,602           191,953           68,223
                                               -----------      -----------      ------------     ------------

         Total expenses                          1,072,917        2,461,054         4,153,978       10,182,669
                                               -----------      -----------      ------------     ------------

 Net income                                    $   939,799      $ 1,862,034      $  1,982,412     $  4,364,103
                                               ===========     ============      ============     ============

 Net income allocable to:
      Limited Partners                         $   930,401      $ 1,843,414      $  1,962,588     $  4,320,462
      General Partner                                9,398           18,620            19,824           43,641
                                               -----------      -----------      ------------     ------------

                                               $   939,799      $ 1,862,034      $  1,982,412     $  4,364,103
                                               ===========     ============      ============     ============

 Weighted average number of limited partnership
      units outstanding                            735,232          739,515           736,054          739,515
                                               ===========      ===========      ============     ============

 Net income per weighted average limited
      partnership unit outstanding             $      1.27      $      2.49      $       2.67     $       5.84
                                               ===========      ===========      ============     ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
               Condensed Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2006
                                   (Unaudited)



                                                 Limited
                                                 Partner                                            Total
                                                  Units           Limited          General         Partners'
                                               Outstanding        Partners          Partner          Equity
                                               -----------      -----------      ------------     ------------

 Balance, January 1, 2006                           736,882     $13,676,869      $   (517,128)    $ 13,159,741

 Limited partnership units redeemed                 (1,650)         (77,210)                -         (77,210)
 Cash distributions paid or accrued to partners          -       (2,854,133)          (28,830)      (2,882,963)
 Net income                                              -        1,962,588            19,824        1,982,412
                                               -----------      -----------      ------------     ------------

 Balance, September 30, 2006                       735,232      $12,708,114      $   (526,134)    $ 12,181,980
                                               ===========      ===========      ============     ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                  2006              2005
                                                                -----------      ------------
 Cash flows from operating activities:
      Net income                                                $ 1,982,412      $  4,364,103
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Rental income paid directly to lenders by lessees    (5,289,970)       (6,390,457)
            Finance income  paid directly to lenders by lessees    (520,242)         (909,698)
            Income from investments in joint ventures              (161,924)           (6,527)
            Net gain on sales of equipment                                -        (4,886,943)
            Realized gain on sale of convertible notes                    -        (1,544,573)
            (Gain) loss on lease termination                              -          (630,000)
            Depreciation and amortization                         2,643,754         6,058,975
            Interest expense on non-recourse financing paid
               directly to lenders by lessees                       441,977         1,074,691
            Impairment loss                                         257,440         1,836,395
            Reversal of bad debt allowance                                -           (62,842)
            Minority interest                                       191,953            68,223
         Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables    1,759,363           417,798
            Other assets                                           (101,156)          (37,049)
            Accrued interest income                                       -           108,120
            Accounts payable and accrued expenses                  (144,182)           83,135
            Due to General Partner and affiliates, net              120,122           (95,906)
            Deferred rental income                                        -             3,118
                                                                -----------      ------------

 Net cash provided by (used in) operating activities              1,179,547          (549,437)
                                                                -----------      ------------


 Cash flows from investing activities:
      Proceeds from sales of equipment                               21,561        25,076,809
      Proceeds from lease termination                                     -           630,000
      Proceeds from the sale of convertible notes                         -         1,544,573
      Distributions received from joint ventures                    355,364            13,200
                                                                -----------      ------------

 Net cash provided by investing activities                          376,925        27,264,582
                                                                -----------      ------------

 Cash flows from financing activities:
      Cash distributions paid to partners                        (2,882,963)       (3,014,076)
      Cash paid for redemption of limited partnership units         (77,210)               -
      Advances from General Partner, net                            165,000                -
      Repayments of notes payable- non-recourse                           -       (11,597,623)
      Repayments of notes payable- recourse                               -        (5,400,000)
      Proceeds from note payable - recourse                               -           775,000
                                                                -----------      ------------

 Net cash used in financing activities                           (2,795,173)      (19,236,699)

 Net (decrease) increase in cash and cash equivalents            (1,238,701)        7,478,446

 Cash and cash equivalents, beginning of the period               1,419,446           718,195
                                                                -----------      ------------

 Cash and cash equivalents, end of the period                   $   180,745      $  8,196,641
                                                                ===========      ============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                   2006             2005
                                                                             ---------------   --------------
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                               $        -        $      140,309
                                                                             ===============   ==============


 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest paid directly to lenders by lessees             $     6,276,096   $   10,590,128
                                                                             ===============   ==============


See accompanying notes to condensed consolidated financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the Partnership's business affairs, including, but not limited to, equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 to conform to the current period presentation.

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

(4)    Investments in Operating Leases

     The Partnership's investments in operating leases are summarized as follows:


                                               (Unaudited)
                                               September 30,    December 31,
                                                   2006            2005
                                               -----------      -----------
 Aircraft and aircraft related equipment       $18,486,930      $18,486,930
 Petrochemical tug and barge                     8,034,770        8,034,770
                                               -----------      -----------
                                                26,521,700       26,521,700

 Less: accumulated depreciation                (14,015,804)     (11,412,469)
                                               -----------      -----------

                                               $12,505,896      $15,109,231

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


(5)    Joint Ventures

     The joint venture described below is minority owned and is not consolidated by the Partnership.

     ICON Global Crossing, LLC

     On November 17, 2005, the Partnership along with ICON Income Fund Ten, LLC and ICON Leasing Fund Eleven, LLC ("Fund Eleven"), both affiliates of the General Partner, formed ICON Global Crossing, LLC ("ICON Global Crossing"), with original ownership interests of approximately 12%, 44% and 44%, respectively. Total capital contributions made to ICON Global Crossing were $17,397,940, of which the Partnership's share was $2,006,952. ICON Global Crossing purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc. ("Global Crossing"). On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of $7,733,176, which changed the ownership interests to approximately 8.0%, 30.6% and 61.4%, respectively.

     During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment (including initial direct costs in the form of legal fees of approximately $157,000) on lease to Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment on lease with Global Crossing. The term of the lease is 48 months and began on April 1, 2006.

(6)    Equipment Held for Sale or Lease, Net

     Equipment held for sale or lease consists solely of aircraft rotable parts for Boeing A300 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The Partnership is currently in the process of remarketing this equipment.

     At September 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss for approximately $115,500 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs. The total impairment loss on these rotables during 2006 is approximately $257,440.

(7)    Transactions with Related Parties

     Effective April 1, 2006, the General Partner waived its rights to future management fees and administrative expense reimbursements. For the three months ended September 30, 2006, the General Partner waived management fees and administrative expense reimbursements of approximately $90,000 and $63,700, respectively. Prior to April 1, 2006, in accordance with the terms of the management agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership's acquisition transactions. In addition, the General Partner was reimbursed for
administrative   expenses   incurred  in  connection   with  the   Partnership's
operations.

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

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

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

     The General Partner also has a 1% interest in the Partnership's profits and distributions. The Partnership paid or accrued distributions to the General Partner of $28,830 during the nine months ended September 30, 2006. Additionally, the General Partner's interest in the Partnership's net income for the three months ended September 30, 2006 and 2005 was $9,398 and $18,620, respectively. The General Partner's interest in the Partnership's net income for the nine months ended September 30, 2006 and 2005 was $19,824 and $43,641, respectively.

     The Partnership had a payable of $538,986 due to the General Partner and affiliates at September 30, 2006. The Partnership owed the General Partner $192,786 for accrued and unpaid administrative expense reimbursements incurred prior to April 1, 2006, $181,200 for accrued and unpaid acquisition fees incurred during the year ended December 31, 2005. The balance of the payable to the General Partner relates to advances made to the Partnership during 2006.

     On June 1, 2006, the General Partner advanced to the Partnership $15,000, on July 3, 2006, the General Partner advanced to the Partnership an additional $100,000 and in August 2006 an additional $70,000. The Partnership repaid $20,000 of these advances during September 2006. These advances are due on or before the date that is one year from the date of each such advance and do not accrue interest. These advances are evidenced by a note between the Partnership and the General Partner and were entered into to assist the Partnership with its working capital purposes.

     Fees and other expenses charged to operations by the Partnership and paid or accrued to the General Partner or its affiliates for the three and nine months ended September 30, 2006 and 2005, respectively, were as follows:

                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,

                                                    2006            2005             2006             2005
                                               -----------      -----------      ------------     ------------
 Management fees                               $         -      $   147,300      $    174,711     $    282,509
 Administrative expense reimbursements                   -           60,513           139,079          505,099
                                               -----------      -----------      ------------     ------------

                                               $         -      $   207,813      $    313,790     $    787,608
                                               ===========      ===========      ============     ============


(8)    Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

                          ICON Income Fund Eight A L.P.
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

(8)    Recent Accounting Pronouncements - continued

     The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     At September 30, 2006 our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment:

o We have a 90.0% interest in a McDonnell Douglas DC-10-30F aircraft subject to lease with FedEx. At September 30, 2006, the lease has a remaining term of nine months.

o We have a 100.0% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA. All of this equipment is currently off lease and being remarketed for sale.

     At September 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss for approximately $115,500 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs. The total impairment loss on these rotables during 2006 is approximately $257,440.

Energy Equipment:

o We have a 100.0% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on charter to Keystone Great Lakes, whose obligations are ultimately guaranteed by BP plc. The charter is scheduled to expire on January 1, 2008.

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

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative generally accepted accounting principal pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The Manager is currently evaluating the impact of this pronouncement but does not currently believe it will have a material impact on the financial statements.

     The General Partner does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2006 (the "2006 Quarter") and 2005 (the "2005 Quarter")

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

     Revenue for the 2006 Quarter and the 2005 Quarter are summarized as follows:


                                                        Three Months Ended September 30,
                                                    2006             2005           Change
                                               ------------     -----------   --------------
 Total revenue                                 $ 2,012,716      $ 4,323,088   $   (2,310,372)
                                               ===========      ===========   ==============
 Rental income                                 $ 1,809,064      $ 1,929,064   $     (120,000)
 Finance income                                $   146,676      $    58,025   $       88,651
 Income from investments in joint ventures     $    57,843      $     5,516   $       52,327
 Net gain on sales of equipment                $         -      $    99,552   $      (99,552)
 Net gain on lease termination                 $         -      $   630,000   $     (630,000)
 Realized gain on sale of convertible notes    $         -      $ 1,544,573   $   (1,544,573)
 Interest and other income                     $      (867)     $    56,358   $      (57,225)


     Total revenue for the 2006 Quarter decreased $2,310,372, or 53.4%, compared to the 2005 Quarter. The decrease in rental income was principally due to leased equipment we sold during 2005. Finance income increased primarily due to the increase in income from Playcore during the 2006 Quarter. The decrease in net gain on sale of equipment is due primarily to the sale of the two Boeing aircraft previously on lease to America West that resulted in a net gain of approximately $99,552 during the 2005 Quarter. The decrease in gain on lease termination also results from the sale of the two Boeing aircraft and early buyout of the lease during the 2005 Quarter. The decrease in gain on sale of convertible notes also results from the sale of two Boeing aircraft and the subsequent pay down of the debt which released the securities that were being held as collateral for the note during the 2005 Quarter.

     Expenses for the 2006 Quarter and the 2005 Quarter are summarized as follows:

                                                                        Three Months Ended September 30,
                                                                     2006             2005           Change
                                                                -----------      ------------     ------------
 Total expenses                                                 $ 1,072,917      $  2,461,054     $ (1,388,137)
                                                                ===========      ============     ============
 Depreciation and amortization                                  $   717,711      $  1,887,803     $ (1,170,092)
 Interest                                                       $   136,577      $    290,575     $   (153,998)
 General and administrative                                     $    21,927      $    127,103     $   (105,176)
 Management fees - General Partner                              $         -      $    147,300     $   (147,300)
 Administrative expense reimbursements - General Partner        $         -      $     60,513     $    (60,513)
 Reversal of bad debt allowance                                 $         -      $    (62,842)    $     62,842
 Impairment loss                                                $   115,500      $          -     $    115,500
 Minority interest                                              $    81,202      $     10,602     $     70,600


     Total expenses for the 2006 Quarter decreased $1,388,137, or 56.4%, compared to the 2005 Quarter. The decrease in depreciation and amortization was primarily due to our General Partner's determination at December 31, 2005, that we would discontinue depreciating one of our assets, a tug boat and barge, on charter to Keystone Great Lakes. This assessment was based upon the results of our General Partner's annual review of our assets in accordance with our impairment policy. During the review process our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008. Our General Partner estimated that this change will result in a decrease in our depreciation and amortization of approximately $1,243,000 annually, or approximately $1.69 per limited partnership unit. The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements. The increase in impairment loss is due to our General Partner's decision during the 2006 Quarter that our aircraft rotables required an impairment of approximately $115,500.

Net Income

     As a result of the foregoing factors, net income for 2006 Quarter was $939,799, as compared to net income for 2005 Quarter of $1,862,034. The net income per weighted average number of limited partnership units outstanding for the 2006 Quarter was $1.27 as compared to net income per weighted average number of limited partnership units outstanding for 2005 Quarter of $2.49.

Results of Operations for the Nine Months Ended September 30, 2006 (the "2006 Period") and 2005 (the "2005 Period")

     Revenues for the 2006 Period and the 2005 Period are summarized as follows:

                                                        Nine Months Ended September 30,
                                                   2006             2005            Change
                                               -----------      -----------      ------------
 Total revenue                                 $ 6,136,390      $14,546,772      $ (8,410,382)
                                               ===========      ===========      ============
 Rental income                                 $ 5,427,191      $ 6,390,457      $   (963,266)
 Finance income                                $   520,242      $   909,698      $   (389,456)
 Income from investments in joint ventures     $   161,924      $     6,527      $    155,397
 Net gain on sales of equipment                $         -      $ 4,886,943      $ (4,886,943)
 Net gain on lease termination                 $         -      $   630,000      $   (630,000)
 Realized gain on sale of convertibles notes   $         -      $ 1,544,573      $ (1,544,573)
 Interest and other income                     $    27,033      $   178,574      $   (151,541)


     Total revenue for the 2006 Period decreased $8,410,382, or 57.8%, compared to the 2005 Period. The decrease in rental income was principally due to leased equipment we sold during 2005. The decrease in rental income is primarily due to the sale during July 2005, of the two Boeing aircraft previously on lease to America West Airlines, Inc. Rental income from these aircraft is included in the 2005 Period and not in the 2006 Period. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and the sale of the coal handling facility on lease to Portland General Electric during May 2005. The decrease in net gain on sale of equipment is due primarily to the sale of the coal handling facility previously on lease to Portland General Electric that resulted in a net gain of approximately $4,834,000 during the 2005 Period. The decrease in gain on lease termination also results from the sale of the two Boeing aircraft and an early buyout of the lease during the 2005 Period. The decrease in gain on sale of convertible notes also results from the sale of two Boeing aircraft and the subsequent pay down of the debt which released the securities that were being held as collateral for the note during the 2005 Period. The decrease in interest and other income is due primarily to interest earned on the convertible notes during the 2005 Period.

     Expenses for the 2006 Period and the 2005 Period are summarized as follows:


                                                                         Nine Months Ended September 30,
                                                                     2006             2005           Change
                                                                -----------      ------------     ------------
 Total expenses                                                 $ 4,153,978      $ 10,182,669     $ (6,028,691)
                                                                ===========      ============     ============
 Depreciation and amortization                                  $ 2,643,754      $  6,058,975     $ (3,415,221)
 Interest                                                       $   441,977      $  1,215,000     $   (773,023)
 General and administrative                                     $   305,064      $    282,509     $     22,555
 Management fees - General Partner                              $   174,711      $    505,099     $   (330,388)
 Administrative expense reimbursements - General Partner        $   139,079      $    279,310     $   (140,231)
 Minority interest                                              $   191,953      $     68,223     $    123,730
 Reversal of bad debt allowance                                 $         -      $    (62,842)    $     62,842
 Impairment loss                                                $   257,440      $  1,836,395     $ (1,578,955)


     Total expenses for the 2006 Period decreased $6,028,691, or 59.2%, compared to the 2005 Period. The decrease in depreciation and amortization was primarily due to our General Partner's determination at December 31, 2005 that we would discontinue depreciating one of our assets, a tug boat and barge, on charter to Keystone Great Lakes. This assessment was based upon the results of our General Partner's annual review of our assets in accordance with our impairment policy. During the review process our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008. Our General Partner estimated that this change will result in a decrease in our depreciation and amortization of approximately $1,243,000 annually, or approximately $1.69 per limited partnership unit. The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner's decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements. The decrease in impairment loss is due to our General Partner's decision during the 2006 Period that our aircraft rotables required an impairment of approximately $257,440, while during the 2005 Period our General Partner determined that our aircraft rotables required an impairment of approximately $1,152,000 and our two aircraft sold during July 2005 required an impairment loss of approximately $685,000 during the 2005 Period.

Net Income

     As a result of the foregoing factors, the net income for 2006 Period was $1,982,412, as compared to net income for 2005 Period of $4,364,103. The net income per weighted average number of limited partnership units outstanding for the 2006 Period was $2.67 as compared to net income per weighted average number of limited partnership units outstanding for 2005 Period of $5.84.

Liquidity and Capital Resources

Sources and Uses of Cash

     At September 30, 2006, we had cash and cash equivalents of $180,745. During our liquidation period, our main source of cash is expected to be from operating and investing activities. Our main use of cash during the liquidation period is expected to be for financing activities, in the form of cash distributions to our partners.

     Our main  sources  of cash  during  the 2006  Period  were  from  operating activities and investing activities. The main source of cash from operating activities was from the collection of rental income from non-financed leases of approximately $1,759,000. Our primary sources of cash from investing activities were from distributions received from joint ventures of approximately $355,000 and proceeds from the sales of equipment of approximately $22,000. Our only source of cash from financing activities was $165,000 advanced from our General Partner.

     Our main use of cash during the 2006 Period was for financing activities. Our primary use of cash for financing activities was distribution payments to our partners of approximately $2,883,000 and the redemption of limited partnership units of approximately $77,000.

Financings and Borrowings

     We have non-recourse debt at September 30, 2006 of $6,867,429. Our non-recourse debt consists of notes payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lenders are being paid directly by the lessees. Our non-recourse debt obligations accrue interest at rates ranging between 4.00% per year and 7.89% per year.

     On June 1, 2006, our General Partner advanced us $15,000, on July 3, 2006, our General Partner advanced us an additional $100,000 and in August 2006 an additional $70,000 for short-term working capital purposes. We repaid $20,000 during September 2006. These advances are evidenced by a note, are due on or before the date that is one year from the date of each such advance and do not accrue interest.

     Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees' businesses that are beyond our control.

Distributions

     We paid monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which was December 20, 2005. During the liquidation period, we have continued to make distributions pursuant to the terms of the partnership agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the nine months ended September 30, 2006 of $2,854,133 and we paid or accrued distributions to our General Partner for the nine months ended September 30, 2006 of $28,830.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

     On June 1, 2006, our General Partner advanced us $15,000 and on July 3, 2006, advanced us an additional $100,000 and in August 2006 a further $70,000 for short-term working capital purposes. We repaid $20,000 during September 2006. These advances are evidenced by a note, are due on or before the date that is one year from the date of each such advance and do not accrue interest.

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

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2006 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004. In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our General Partner hired an additional accounting staff member who is a certified public accountant with experience with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

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


                                                    Total Number
                                                    of Limited            Price Paid
                                                   Partner Units         Per Limited
                                                     Redeemed           Partner Units
                                                   -------------        -------------

 January 1, 2006 through January 31, 2006                1,000          $      49.43

 February 1, 2006 through February 28, 2006
                                                           650          $      42.73
 March 1, 2006 through March 31, 2006                        -          $          -
 April 1, 2006 through April 30, 2006                        -          $          -
 May 1, 2006 thorugh May 31, 2006                            -          $          -
 June 1, 2006 through June 30, 2006                          -          $          -
 July 1, 2006 through July 31, 2006                          -          $          -
 August 1, 2006 through August 31, 2006                      -          $          -
 September 1, 2006 through September 30, 2006                -          $          -



Item 3.  Defaults Upon Senior Securities

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

ICON Income Fund Eight A L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: November 13, 2006

/s/ Beaufort J.B. Clarke
--------------------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2006

/s/ Thomas W. Martin
--------------------------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)