Form 10-K
ICON INCOME FUND EIGHT /DE
filed 2007-04-02
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ྑ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ༂ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ྑ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ྑ  Accelerated filer ྑ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ྑ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable.

There is no established market for shares of the registrant.

Number of outstanding limited partnership units of the Registrant on February 28, 2007 is 735,232.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

Our History

ICON Income Fund Eight A L.P. (the “Partnership”) was formed on July 9, 1997 as a Delaware limited partnership. The Partnership will continue until December 31, 2017, unless terminated sooner. When used in this report, the terms “we,” “us,” and “our” refer to the Partnership.

Our General Partner is ICON Capital Corp. (our “General Partner”), a Connecticut corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our limited partnership agreement (our “LP Agreement”).

Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the date of our final closing, 737,965 additional limited partnership units were sold representing $73,796,504 of capital contributions bringing the total admission to 749,965 limited partnership units representing $74,996,504 of capital contributions. In the period from May 17, 2000 through December 31, 2006, we redeemed 14,733 limited partnership units. At December 31, 2006, we had 735,232 limited partnership units outstanding.

Our Business

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee serviced the indebtedness associated with acquiring or financing the lease. We anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of limited partnership units in items of equipment subject to a lease.

(2) Reinvestment Period: After the close of the offering period, we continued to reinvest the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to our partners. The reinvestment period ended on December 20, 2005.

(3) Liquidation Period: Since the end of the reinvestment period, we have been selling our assets in the ordinary course of business. If our General Partner believes it would benefit our partners to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal was to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so.

On December 20, 2005, we began our liquidation period. During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs.

At December 31, 2006 and 2005, we had total assets of $20,918,104 and $26,600,934, respectively. For the year ended December 31, 2006, our revenue from rental income and finance income was $7,881,737, which included two lessees that accounted for approximately 92% of our rental income and finance income. We had net income for the year ended December 31, 2006 of $3,216,757. For the year ended December 31, 2005, our revenue from rental income and finance income was $9,193,611, which included two lessees that accounted for approximately 80% of our rental income and finance income. We had net income for the year ended December 31, 2005 of $1,287,041. For the year ended December 31, 2004, our revenue from rental income and finance income was $7,185,163, which included three lessees that accounted for approximately 84% of our rental income and finance income. We had a net loss for the year ended December 31, 2004 of $3,521,353.

At December 31, 2006, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Air Transportation Equipment

•
We have a 90% interest in a joint venture, ICON Aircraft 46837 LLC (“Aircraft 46837”) which owns a McDonnell Douglas DC-10-30F aircraft subject to lease with Federal Express Corporation (“FedEx”) which lease expires on March 31, 2007. FedEx has advised us of its intention to purchase the aircraft when the lease expires.

On September 21, 2006, FedEx provided Aircraft 46837 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46837 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46837 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the aircraft of $7,300,000. In addition, our General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000 which was significantly lower than our General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46837 was notified that the third appraiser valued the aircraft at what our General Partner believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $900,000 which will be recorded by Aircraft 46837 during the first quarter of 2007.

Our General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes FedEx improperly interfered with the process, and thereby negatively impacted the appraised price of the aircraft. Our General Partner is thoroughly reviewing the facts with its outside legal counsel.  On March 30, 2007 Aircraft 46837 sold the aircraft to FedEx for $4,260,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

•
We have a 100% interest in various aircraft rotables that were originally on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA. All of this equipment is currently off lease and being remarketed. At September 30, 2006, the General Partner determined, based upon recent negotiations with potential buyers, that the aircraft rotables may be impaired. Accordingly, the Partnership recorded an impairment loss of approximately $115,500 to more closely approximate the adjusted book value to the current fair value of the aircraft rotables, net of estimated selling costs. The total impairment loss on these rotables for the year ended December 31, 2006 is approximately $257,440.

Energy Equipment

•
We have a 100% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on lease to Keystone Great Lakes, Inc. (“Keystone”), whose obligations under the lease are ultimately guaranteed by BP p.l.c. The lease is scheduled to expire on January 1, 2008.

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 100% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Manufacturing Equipment for Playgrounds

•	We have a 100% interest in equipment used in a manufacturing facility on lease to Playcore Wisconsin, Inc. (“Playcore”). The lease is scheduled to expire on December 31, 2008.

Telecommunications Equipment

•
We have an 8.0% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased state-of-the-art telecommunications equipment from various vendors which was then leased to Global Crossing Telecommunications, Inc (“Global Crossing”). The lease expires on March 31, 2010.

For a discussion of our lease and other significant transactions for the years ended December 31, 2006, 2005 and 2004, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

Competition

The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  When seeking to sell the equipment in our portfolio, we compete with other leasing companies, equipment resellers, and manufacturers of comparable equipment. Many competitors are larger than us and have greater financial resources than we do.

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, if any, are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our reports are contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. This information is also available on the SEC’s website, at http://www.sec.gov.

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

We are subject to a number of uncertainties associated with the equipment leasing business that may affect our business, operating results and financial condition. These include:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our General Partner’s decisions are subject to conflicts of interest with us.

Our General Partner’s decisions could be subject to various conflicts of interest arising out of its relationship to us and its affiliates. Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages five other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions.” These conflicts may include:

•	Our LP Agreement does not prohibit our General Partner from competing with us for equipment acquisitions and engaging in other types of business;
•	Our General Partner will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our General Partner and lack of arm’s-length negotiations regarding compensation payable to our General Partner;
•
Our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our partners that might not be in your best interest given your individual tax situation; and

•	Our General Partner can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

Because we borrowed and may in the future borrow to purchase equipment, losses as a result of lessee defaults may be greater than if debt were not incurred.

Although we acquired and may in the future acquire some of our investments for cash, we borrowed and may in the future borrow a substantial portion of the purchase price of our equipment investments and there is no limit to the amount of debt we may incur when purchasing equipment. While we believe the use of leverage results in us being able to make more acquisitions and that each acquisition would have fewer dollars at risk than if leverage were not utilized, there can be no assurance that the benefits of greater size and diversification of the portfolio offset the heightened risk of loss in an individual lease transaction using leverage. With respect to our non-recourse borrowings, a lessee default could force us to make the debt service payments that would otherwise be paid by the lessee so as to protect the equipment owned by us from being subject to repossession.

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations. If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of most of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we assume a residual value for the equipment at the end of the lease that, when combined with lease payments, is expected to be enough to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends, to a significant extent, upon the following factors, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate.

If leased equipment is not properly maintained, its residual value may be less than expected.

If a lessee fails to maintain equipment in accordance with the terms of its lease, we may have to make unanticipated expenditures to repair the equipment in order to protect our investment. In addition, some of the equipment we purchase is used equipment. While we plan to inspect most used equipment prior to purchase, there is no assurance that an inspection of used equipment prior to purchasing it will reveal any or all defects and problems with the equipment that may occur after it is acquired by us.

We seek to obtain representations from the sellers and lessees of used equipment that:

•	the equipment has been maintained in compliance with the terms of their leases;
•	that neither the seller, as lessor, nor the lessee, is in violation of any material terms of such leases; and
•	the equipment is in good operating condition and repair and that the lessee has no defenses to the payment of rent for the equipment as a result of its condition.

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. We would then lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease.

We may invest in options that could become worthless if the option grantor files for bankruptcy.

We may acquire options to purchase equipment, usually for a fixed price at a future date, which is typically at the end of a lease term. In the event of a bankruptcy by the party granting the option, we might be unable to enforce the option or recover the option price paid.

Sellers of leased equipment could use their knowledge of the lease terms for gain at our expense.

We may have acquired and may in the future acquire equipment subject to lease from leasing companies that have an ongoing relationship with the lessees. A seller could use its knowledge of the terms of the lease, particularly the end of lease options and the date the lease ends, to compete with us. In particular, a seller may approach a lessee with an offer to substitute similar equipment at lease end for lower rental amounts. This may adversely affect our opportunity to maximize the residual value of the equipment.

Investment in joint ventures may subject us to risks relating to our co-investors that could adversely impact the financial results of such joint ventures.

We invest in joint ventures with other businesses our General Partner sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involves additional risks not present when acquiring leased equipment that is wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accident, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a disaster occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims.

We could suffer losses from failure to maintain equipment registration and from unexpected regulatory compliance costs.

Many types of transportation equipment are subject to registration requirements by U.S. governmental agencies, as well as foreign governments if the equipment is to be used outside of the United States. Failing to register the equipment, or losing the registration, could result in substantial penalties, forced liquidation of the equipment and/or the inability to operate and lease the equipment. Governmental agencies may also require changes or improvements to equipment, and we may have to spend our own funds to comply if the lessee of the equipment is not required to do so under the lease. These changes could force the equipment to be removed from service for a period of time. The terms of our leases may provide for rent reductions if the equipment must remain out of service for an extended period of time or is removed from service. We may then have reduced rental income from the lease for this item of equipment. If we do not have the funds to make a required change, we might be required to sell the affected equipment. If so, we could suffer a loss on our investment, lose future revenues and experience adverse tax consequences.

If a lease is determined to be a loan, it could be subject to usury laws, which could lower our lease revenue.

Equipment leases have sometimes been held by the courts to be loan transactions subject to State usury laws, which limit the interest rate that can be charged. Although we anticipate entering into or acquiring leases that we believe are structured so that they avoid being deemed loans, and would therefore not be subject to usury laws, we cannot assure you that we will be successful in doing so. Loans at usurious interest rates are subject to a reduction in the amount of interest due under such loans and, if an equipment lease is held to be a loan with a usurious rate of interest, the amount of the lease payment could be reduced and adversely affect our lease revenue.

Our General Partner’s officers and employees manage other businesses and do not devote their time exclusively to managing us and our business.

We do not employ our own full-time officers, managers or employees. Instead, our General Partner supervises and controls our business affairs. Our General Partner’s officers and employees also spend time supervising the affairs of other equipment leasing programs it manages, so they devote the amount of time they think is necessary to conduct our business, which may not be the same amount of time that would be devoted to us if we had separate officers and employees.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

Our General Partner is evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations of the SEC thereunder, which we refer to as “Section 404.” Our General Partner is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, our General Partner may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 and issue management’s report on our internal controls in connection with our Annual Report on Form 10-K for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

We compete with a variety of financing sources for our lessees, which may affect our ability to achieve our investment objectives.

The commercial leasing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters

Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of February 28, 2007
General Partner	1
Limited Partners	2,897

We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which occurred on December 20, 2005. For the three years ended December 31, 2006, 2005, and 2004, we paid distributions to our limited partners totaling $3,496,273, $3,976,340, and $3,924,505 respectively. For the three years ended December 31, 2006, 2005, and 2004, we paid distributions to our General Partner totaling $35,328, $40,165, and $40,221 respectively.

In order for the National Association of Securities Dealers (the “NASD”) members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the “Units”) pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $19.64 per Unit at September 30, 2006.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $19.64 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment liquidation proceeds we will actually receive over our remaining term. Our units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Consolidated Financial Statements and Supplementary Data contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Total revenue	$8,148,011	$16,488,628	$7,578,431	$1,041,280	$11,200,364
Net income (loss) (a)	$3,216,757	$1,287,041	$(3,521,353)	$(7,912,634)	$(1,196,680)
Net income (loss) allocable to the limited partners	$3,184,589	$1,274,171	$(3,486,139)	$(7,833,508)	$(1,184,713)
Net income (loss) allocable to the General Partner	$32,168	$12,870	$(35,214)	$(79,126)	$(11,967)

Weighted average limited partnership
units outstanding	735,351	738,991	739,966	742,719	744,600
Net income (loss) per weighted average
limited partnership units outstanding	$4.33	$1.72	$(4.71)	$(10.55)	$(1.59)

Distributions to limited partners	$3,496,273	$3,976,340	$3,924,505	$6,040,214	$8,000,244
Distributions per weighted average
limited partnership units outstanding	$4.75	$5.38	$5.30	$8.13	$10.74

Distributions to the General Partner	$35,328	$40,165	$40,221	$61,012	$80,811

	December 31,
	2006	2005	2004	2003	2002
Total assets	$20,918,104	$26,600,934	$55,918,196	$48,073,352	$91,208,154
Notes payable	$6,618,975	$12,436,977	$38,271,477	$23,358,727	$51,474,674
Partner's equity	$12,767,687	$13,159,741	$16,607,978	$23,604,943	$37,661,379

(a)	In 2005, we had gains from the sale of equipment of approximately $4,887,000 or approximately $6.61 per limited partnership unit. Also in 2005, we had gains from the sale of convertible notes of approximately $1,545,000 or approximately $2.09 per limited partnership unit. In 2003, we had losses from terminated leases of approximately $7,365,000 or approximately $9.92 per limited partnership unit. In 2002, we had a full year effect of the 2001 reclassification in the amount of approximately
$1,287,000 or approximately $1.70 per limited partnership unit. We also recorded a provision for bad debts of approximately
$300,000 or approximately $.40 per limited partnership unit.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our partners have invested is pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from a lessee serviced the indebtedness associated with acquiring or financing the lease. We anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price. We ended our reinvestment period on December 20, 2005 and began our liquidation period.

Current Business Environment and Outlook

We believe that domestic equipment leasing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2006 is forecasted to be an estimated $794.0 billion from a low of $620.0 billion in 2002, while the corresponding forecast for equipment leasing volume in 2006 is estimated to be $220.0 billion from a low of $182.0 billion in 2003. In addition, we believe that a similar correlation exists in the international markets in which we operate. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2007. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market, as well as more opportunities for us to sell our assets. While lower interest rates will remain a key obstacle for the equipment leasing industries because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing industry's outlook for the foreseeable future is encouraging.

Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases and interest rates remain higher, we are optimistic that equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following lease and other significant transactions during the years ending December 31, 2006, 2005 and 2004:

Sale of 1979 McDonnell Douglas DC-10-30F Aircraft

On March 31, 2004, we, along with ICON Income Fund Ten LLC (“Fund Ten”), an entity also managed by our General Partner, formed a joint venture, Aircraft 46837, for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to FedEx, which lease expires on March 31, 2007. We initially acquired a 28.6% interest in this joint venture for cash and the assumption of non-recourse debt. The non-recourse debt accrues interest at 4.0% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

We had an option to acquire an additional 61.4% interest in Aircraft 46837 from Fund Ten. On July 1, 2004, we exercised this option giving us a 90% interest in Aircraft 46837. We now consolidate Aircraft 46837's balance sheet at December 31, 2006 and 2005 and the results of operations and cash flows for the years ended December 31, 2006, 2005 and the period from July 1, 2004 to December 31, 2004.

On September 21, 2006, FedEx provided Aircraft 46837 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46837 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by our General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46837 selected a nationally recognized appraiser who is the former Chairman of the International Society of Transport Aircraft Trading appraisal board and received an appraisal value for the aircraft of $7,300,000. In addition, our General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000 which was significantly lower than our General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

When the appraisers chosen by our General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46837 was notified that the third appraiser valued the aircraft at what our General Partner believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $900,000 which will be recorded by Aircraft 46837 during the first quarter of 2007.

Our General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes FedEx improperly interfered with the process, and thereby negatively impacted the appraised price of the aircraft. Our General Partner is thoroughly reviewing the facts with its outside legal counsel. On March 30, 2007 Aircraft 46837 sold the aircraft to FedEx for $4,260,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Our General Partner concluded, based upon an independent third party appraisal, that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, our General Partner determined based upon an independent third party appraisal that the estimated residual value was less than the appraised value. A decision was made to record an impairment loss of approximately $3,586,000 to more closely approximate the current fair market value of the equipment.

Telecommunications Equipment

On November 17, 2005, we, along with Fund Ten, and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our General Partner, formed ICON Global Crossing, with original interests of 12%, 44% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. Global Crossing is an Internet protocol based telecommunications provider that delivers voice, video and data services to its customers. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the interests of us, Fund Ten and Fund Eleven to 8.0%, 30.6% and 61.4%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which our share was approximately $2,000,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The term of the lease is 48 months and the lease began on April 1, 2006.

Manufacturing Equipment for Playgrounds

On December 16, 2005, we entered into an agreement to invest $4,040,000 in cash to acquire the manufacturing equipment of Playcore Wisconsin, Inc. (“Playcore”). Playcore is a manufacturer of playground equipment and backyard products for consumer and commercial markets, such as municipalities, parks, recreation departments, schools and other institutions. We entered into a lease agreement with Playcore with a base term of three years that commenced on January 1, 2006. At lease termination, Playcore has several options: to extend the lease for its then in-place fair market value, purchase all of the equipment or return all of the equipment to us.

Aircraft Rotables

On December 28, 2005, we purchased from ICON Cash Flow Partners, L.P., Series E ("Series E"), an entity also managed by our General Partner, aircraft parts (“rotables”) with a fair value of approximately $133,000. Fair value was determined based upon the present value of recent sales offers from unrelated third parties.

Sale of Boeing Aircraft

On July 12, 2005, we sold two Boeing aircraft, one was a Boeing 737-2E3A aircraft and the other was a Boeing 737-277 aircraft (collectively, the "Aircraft") each of which had been on lease to America West Airlines, Inc. ("America West"). America West, in consideration for the early return of the Aircraft, prepaid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to us as consideration for the Aircraft being returned in non-compliance with conditions mandated in the lease. Simultaneously with the receipt of the lease payments and return costs from America West, we sold the Aircraft to NewJet Corporation, an unaffiliated third party, for an aggregate purchase price of approximately $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. Prior to the sale, we recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

In connection with the repayment of the non-recourse debt, the lender released to us the 7.5% convertible notes which had been held as collateral. On July 15, 2005, we sold these 7.5% convertible notes and received approximately $1,660,000 in cash, including accrued interest.

Coal Handling Facility

We, along with ICON Cash Flow Partners L.P. Six ("L.P. Six"), an entity also managed by our General Partner, had interests of 99.4975% and 0.5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

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

On September 24, 2004, ICON Cash Flow Partners L.P. Seven (“L.P. Seven”), an entity also managed by our General Partner, assigned its entire 0.5025% interest in ICON BF to us for approximately $65,000, thereby increasing our ownership in ICON BF to 99.4975% in order for L.P. Seven to repay its outstanding debt obligation to us pursuant to the terms and conditions of a contribution agreement we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in ICON BF at September 24, 2004. This amount was determined to represent the fair value of the L.P. Seven’s interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

In accordance with the agreement dated September 24, 2004 between L.P. Seven and us relating to our acquisition of L.P. Seven's 0.5025% interest in ICON BF, we paid L.P. Seven approximately $3,000 based upon the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of L.P. Seven's sale to us and the actual sales price of this facility.

Modular Furniture

We had a 100% interest in modular furniture on lease to Varilease Corporation as lessor and E*Trade Corporation as lessee. During November 2004, we were notified of the lessee’s intent to exercise its fair market value purchase option. The lease expired during February 2005 and Varilease Corporation purchased the equipment for approximately $252,000 in cash. We received the cash in February 2005, resulting in a gain of approximately $63,000.

Rowan Cash Flow

On November 24, 2004, L.P. Seven assigned to us 0.80% of its rights to the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to us as repayment of its $200,000 outstanding debt obligation pursuant to a contribution agreement that we entered into with some of our affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

Dissolution of ICON/AIC Trust

In July 2004, ICON AIC Trust (“AIC Trust”) made its final installment payment on a note receivable that was previously issued in connection with a sale of its remaining leases. On September 30, 2004, AIC Trust was dissolved and we recognized a gain of approximately $178,000 from this dissolution.

Sale of Boeing 767-300ER Aircraft

During July 2004, one of our joint ventures, ICON Aircraft 24846 LLC, sold its only asset, a Boeing 767-300ER, for a net loss of approximately $602,000, of which our share was approximately $12,000.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative accounting principles generally accepted in the United States pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements of fiscal years beginning after November 15, 2007. Our General Partner is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Our General Partner does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

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

•	Lease classification and revenue recognition
•	Asset impairments
•	Depreciation

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

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of its process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

Depreciation

We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually by our General Partner to determine whether an impairment charge may be required. Our General Partner uses independent qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

We began our liqiudation period on December 20, 2005. Our goal is to complete the liqiudation period within three years, but it may take longer to do so. During the liqiudation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total revenue	$8,148,011	$16,488,628	$(8,340,617)

Rental income	7,236,254	8,199,521	(963,267)
Finance income	645,483	994,090	(348,607)
Income from investments in joint ventures	219,075	12,817	206,258
Net gain on sales of equipment and residual values	19,650	4,886,943	(4,867,293)
Net gain (loss) on lease termination	-	630,000	(630,000)
Realized gain on sale of convertible notes	-	1,544,573	(1,544,573)
Interest and other income	27,549	220,684	(193,135)

Total revenue for 2006 decreased by $8,340,617, or 50.6%, as compared to 2005. The decrease in total revenue was due primarily to a non-recurring decrease in net gain on sales of equipment and realized gain from the sales of convertible notes that occurred in 2005. The decrease in net gain on sale of equipment is due primarily to the sale, in May 2005, of the coal handling facility previously on lease to PGE that resulted in a net gain of approximately $4,834,000 during 2005. The realized gain on sale of convertible notes in 2005 resulted from the sale of two Boeing aircraft and the subsequent pay down of the debt releasing the securities which were being held as collateral for the note. The decrease in rental income was principally due to the sale during July 2005 of the two Boeing aircraft previously on lease to America West. The 2005 net gain on lease termination resulted from the sale of the two Boeing aircraft which were on lease to America West and an early buyout of the lease. Finance income decreased primarily due to the expiration of our lease with E*Trade during February 2005 and the sale of the coal handling facility on lease to PGE in May 2005. The decrease in interest and other income is due primarily to interest earned on the convertible notes during 2005.

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Total expenses	$4,931,254	$15,201,587	$(10,270,333)

Impairment loss	257,440	5,422,609	(5,165,169)
Depreciation and amortization	3,033,905	7,574,950	(4,541,045)
Interest	548,436	1,383,131	(834,695)
Management fees - General Partner	174,711	508,938	(334,227)
Administrative expense reimbursements - General Partner	139,079	355,541	(216,462)
General and administrative	469,124	328,397	140,727
Reversal of bad debt expense	-	(125,842)	125,842
Minority interest	308,559	(246,137)	554,696

Total expenses for 2006 decreased by $10,270,333, or 67.6%, as compared to 2005. The decrease in impairment loss is due to our General Partner’s decision during 2006 that our aircraft rotables required an impairment of approximately $257,440, while in 2005, required an impairment of approximately $5,423,000. The 2005 impairment loss was due to an approximate $3,586,000 impairment loss on our aircraft on lease to FedEx, an approximate $1,152,000 impairment loss on aircraft rotables and an approximate $685,000 impairment loss on both AmericaWest aircraft. The decrease in depreciation and amortization expense was primarily due to our General Partner’s determination, at December 31, 2005, that we would discontinue depreciating one of our assets, a tug boat and barge, on charter with Keystone. This assessment was based upon the results of our General Partner’s annual review of our assets in accordance with our impairment policy. During the review process, our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008. Our General Partner estimated that this change will result in a decrease in our depreciation and amortization expense of approximately $1,243,000 annually, or approximately $1.69 per limited partnership unit. The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005. The decrease of both management fees - General Partner and administrative expense reimbursements - General Partner is due to our General Partner’s decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements.

Net Income

As a result of the foregoing factors, the net income for 2006 was $3,216,757 as compared to $1,287,041 in 2005. The net income per weighted average number of limited partnership units outstanding for 2006 was $4.33, as compared to net income per weighted average number of limited partnership units outstanding for 2005 of $1.72.

Results of Operations for the Years Ended December 31, 2005 (“2005”) and 2004 (“2004”)

Revenue for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total revenue	$16,488,628	$7,578,431	$8,910,197

Rental income	8,199,521	4,853,982	3,345,539
Finance income	994,090	2,331,181	(1,337,091)
Income from investments in joint ventures	12,817	120,762	(107,945)
Net gain on sales of equipment and residual values	4,886,943	124,206	4,762,737
Net gain (loss) on lease termination	630,000	(3,420)	633,420
Realized gain on sale of convertible notes	1,544,573	-	1,544,573
Interest and other income	220,684	151,720	68,964

Total revenue for 2005 increased by $8,910,197, or 117.6%, as compared to 2004. The increase in total revenue was due primarily to increases in rental income, net gain on sales of equipment and residual values and the gain from the sales of convertible notes. Rental income increased primarily as a result of the consolidation of ICON Aircraft 46837, which occurred on September 1, 2004. Finance income decreased primarily due to the expiration of our lease with E*Trade in February 2005 and the sale of the coal handling facility in May 2005. The increase in net gain on sale of equipment was primarily from the gain recognized on the sale of coal handling facility to PGE and the sale of the
America West aircraft offset by the loss incurred from our sale of the modular furniture on lease to E*Trade. The increase in net gain on lease termination resulted from the sale of the two Boeing aircraft which were on lease to America West and an early buyout of the lease. The increase in realized gain on sale of convertible notes also resulted from the sale of two Boeing aircraft and the subsequent pay down of the debt which released the securities which were being held as collateral to the note.

Expenses for 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004	Change
Total expenses	$15,201,587	$11,099,784	$4,101,803

Impairment loss	5,422,609	3,529,480	1,893,129
Depreciation and amortization	7,574,950	4,592,730	2,982,220
Interest	1,383,131	1,955,361	(572,230)
Management fees - General Partner	508,938	538,159	(29,221)
Administrative expense reimbursements - General Partner	355,541	301,704	53,837
General and administrative	328,397	271,914	56,483
Reversal of bad debt expense	(125,842)	(102,879)	(22,963)
Minority interest	(246,137)	13,315	(259,452)

Total expenses for 2005 increased by $4,101,803, or 37.0%, compared to 2004. The increase in depreciation expense was due principally to the consolidation of a joint venture, ICON Aircraft 46837, on September 1, 2004. The decrease in interest expense was primarily due to our repayment of the America West debt as part of the sale of the two Boeing aircraft and the repayment of the debt held on the coal handling facility during 2005. During 2005, we incurred an impairment loss on our aircraft rotables, both America West aircraft and on our aircraft on lease to FedEx of approximately $5,423,000 to more closely approximate the current fair market value of this equipment. During 2004, our General Partner determined that the aircraft rotables and both America West aircraft were also impaired for approximately $3,529,000.

Net Income (Loss)

As a result of the foregoing factors, the net income for 2005 was $1,287,041 as compared to a net loss for 2004 of $(3,521,353). The net income per weighted average number of limited partnership units outstanding for 2005 was $1.72, as compared to a net loss per weighted average number of limited partnership units outstanding for 2004 of $4.71.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2006 and 2005, we had cash and cash equivalents of $182,901 and $1,419,446, respectively. During our offering period our main source of cash was from financing activities and during our reinvestment period our main source of cash has been from investing activities, which we expect to continue during the liqiudation period. During our offering our main use of cash was from investing activities and during our reinvestment period our main use of cash has been from financing activities, which we anticipate will continue during the liqiudation period.

Operating Activities

During 2006, our main source from operating activities was the collection of finance income of approximately $2,400,000 of which approximately $1,608,000 was from our finance lease with Playcore and approximately $792,000 was from our finance lease with Regus Business Centre Corp. (“Regus”). Our finance lease with Regus expired on February 28, 2007. We had approximately $1,683,000 of net cash provided by operating activities.

Investing Activities

During 2006, we continue to move through our liqiudation period, which results in less investing activities, as represented by our significant decrease in our sales proceeds offset by an increase in distributions from joint ventures. This increase relates to the reinvestment, during 2005, of the sales proceeds from the same year. During 2006, we received approximately $505,000 in distributions from our joint ventures of which approximately $497,000 was from our investment in ICON Global Crossing. During 2005, we received approximately $25,144,000 from the sales of equipment and residual values. In 2005, we had a one-time increase in cash of approximately $1,545,000 and $630,000 from our sale of convertible notes and lease terminations, respectively. During 2006, we did not use any cash for investing activities. During 2005, we used cash of approximately $2,000,000 to invest in a joint venture, ICON Global Crossing, and approximately $4,040,000 of cash to invest in a finance lease, Playcore. We expect to see an increase in cash provided by investing activity due to sales of assets.

Financing Activities

The liquidation period calls for repaying debt and obligations in order to eventually settle the fund. In 2006, we received net advances of $145,000 from our General Partner to facilitate operating activities. During the year ended December 31, 2005, we repaid approximately $11,660,000 of non-recourse debt from the sales of the related assets. During 2005, we also repaid the entire outstanding balance of approximately $5,400,000 related to our recourse debt. We paid distributions to our partners during 2006 and 2005 of approximately $3,532,000 and $4,017,000, respectively. We expect financing cash uses in the future to increase due to the repayment of debt and partner distributions.

Financings and Borrowings

We have non-recourse debt obligations which are being paid directly to the lenders by the lessees and accrue interest at rates ranging from 4.0% per year to 7.89% per year. In March 2007, approximately $2,660,000 of our non-recourse debt associated with our FedEx aircraft matures and in January 2008, approximately $4,314,000 of our non-recourse debt associated with our BP p.l.c lease matures. The outstanding balance of our non-recourse debt at December 31, 2006 and 2005 was $6,618,975 and $12,701,548, respectively.

Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessee’s business that are beyond our control. See “Item 1A. Risk Factors.”

Distributions

We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was December 20, 2005. For the years ended December 31, 2006, 2005 and 2004, we paid distributions to our limited partners totaling $3,496,273, $3,976,340 and $3,924,505, respectively. For the years ended December 31, 2006, 2005 and 2004, we paid distributions to our General Partner totaling $35,328, $40,165 and $40,221, respectively.

Contractual Obligations and Commitments

At December 31, 2006, we are party to non-recourse debt. The lenders have security interests in equipment relating to the non-recourse debt and the accrued interest relating to the debt and an assignment of the rental payments under the leases. If the lessee were to default on the non-recourse debt and interest, the equipment would be returned to the lender in extinguishment of the non-recourse debt. Principal maturities of our notes payable and accrued interest consist of the following at December 31, 2006:

		Less Than 1	1 - 3	4 - 5	More Than 5
	Total	Year	Years	Years	Years
Non-recourse debt	$6,618,975	$2,904,301	$3,714,674	$-	$-
Non-recourse interest	354,914	324,803	30,111	-	-

	$6,973,889	$3,229,104	$3,744,785	$-	$-

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

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment is in and maximizing remarketing proceeds through the re-lease or sale of our equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

The Partners
ICON Income Fund Eight A L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Income Fund Eight A L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Partnership's reinvestment period ended on December 20, 2005 and its liquidation period commenced. During the liquidation period the Partnership intends to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

/s/ Hays & Company LLP

March 28, 2007
New York, New York

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets
December 31,

ASSETS

	2006	2005
Cash and cash equivalents	$182,901	$1,419,446

Investments in finance leases:
Minimum rents receivable	3,278,319	5,696,391
Estimated unguaranteed residual values	200,000	200,000
Initial direct costs, net	92,544	138,816
Unearned income	(450,161)	(1,095,644)

Net investments in finance leases	3,120,702	4,939,563

Investments in operating leases:
Equipment, at cost	26,521,700	26,521,700
Accumulated depreciation	(14,392,245)	(11,412,469)

Net investments in operating leases	12,129,455	15,109,231

Investments in joint ventures	3,718,407	4,004,228
Equipment held for sale, net	44,933	323,001
Other assets, net	1,721,706	805,465

Total assets	$20,918,104	$26,600,934

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Notes payable - non-recourse	$6,618,975	$12,436,977
Accrued interest payable - non recourse	354,914	264,571
Accounts payable and accrued expenses	239,301	376,301
Due to General Partner	518,986	253,662
Minority interest	418,241	109,682

Total liabilities	8,150,417	13,441,193

Commitments and contigencies

Partners' equity:
General Partner	(520,288)	(517,128)
Limited Partners (735,232 and 736,882 units outstanding,
$100 per unit original issue price)	13,287,975	13,676,869

Total partners' equity	12,767,687	13,159,741

Total liabilities and partners' equity	$20,918,104	$26,600,934

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations
Years Ended December 31,

	2006	2005	2004
Revenue:
Rental income	$7,236,254	$8,199,521	$4,853,982
Finance income	645,483	994,090	2,331,181
Income from investments in joint ventures	219,075	12,817	120,762
Net gain on sales of equipment and residual values	19,650	4,886,943	124,206
Net gain (loss) on lease termination	-	630,000	(3,420)
Realized gain on sale of convertible notes	-	1,544,573	-
Interest and other income	27,549	220,684	151,720

Total revenue	8,148,011	16,488,628	7,578,431

Expenses:
Impairment loss	257,440	5,422,609	3,529,480
Depreciation and amortization	3,033,905	7,574,950	4,592,730
Interest	548,436	1,383,131	1,955,361
Management fees - General Partner	174,711	508,938	538,159
Administrative expense reimbursements - General Partner	139,079	355,541	301,704
General and administrative	469,124	328,397	271,914
Reversal of bad debt expense	-	(125,842)	(102,879)
Minority interest	308,559	(246,137)	13,315

Total expenses	4,931,254	15,201,587	11,099,784

Net income (loss)	$3,216,757	$1,287,041	$(3,521,353)

Net income (loss) allocable to:
Limited Partners	$3,184,589	$1,274,171	$(3,486,139)
General Partner	32,168	12,870	(35,214)

	$3,216,757	$1,287,041	$(3,521,353)

Weighted average number of limited partnership
units outstanding	735,351	738,991	739,966

Net income (loss) per weighted average
limited partnership unit	$4.33	$1.72	$(4.71)

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Statement of Changes in Partners' Equity
Years Ended December 31, 2004, 2005 and 2006

	Limited			Accumulated
	Partnership			Other	Total
	Units	Limited	General	Comprehensive	Partners'
	Outstanding	Partners	Partner	Income	Equity
Balance, January 1, 2004	742,308	$24,019,341	$(414,398)	$-	$23,604,943

Limited partnership units redeemed	(2,793)	(135,886)	-	-	(135,886)
Cash distributions to partners	-	(3,924,505)	(40,221)	-	(3,964,726)
Unrealized gain on valuation of convertible notes	-	-	-	625,000	625,000
Net loss	-	(3,486,139)	(35,214)	-	(3,521,353)

Balance, December 31, 2004	739,515	16,472,811	(489,833)	625,000	16,607,978

Limited partnership units redeemed	(2,633)	(93,773)	-	-	(93,773)
Cash distributions to partners	-	(3,976,340)	(40,165)	-	(4,016,505)
Realized gain on sale of convertible notes	-	-	-	(625,000)	(625,000)
Net income	-	1,274,171	12,870	-	1,287,041

Balance, December 31, 2005	736,882	13,676,869	(517,128)	-	13,159,741

Limited partnership units redeemed	(1,650)	(77,210)	-	-	(77,210)
Cash distributions to partners	-	(3,496,273)	(35,328)	-	(3,531,601)
Net income	-	3,184,589	32,168	-	3,216,757

Balance, December 31, 2006	735,232	$13,287,975	$(520,288)	$-	$12,767,687

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,216,757	$1,287,041	$(3,521,353)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Rental income paid directly to lenders by lessees	(7,236,254)	(8,199,521)	(4,131,697)
Finance income paid directly to lenders by lessees	(645,483)	(994,090)	(2,331,181)
Income from investments in joint ventures	(219,075)	(12,817)	(120,762)
Net gain on sales of equipment and residual values	(19,650)	(4,886,943)	(124,206)
Net (gain) loss on lease termination	-	(630,000)	3,420
Realized gain on sale of convertible notes	-	(1,544,573)	-
Impairment loss	257,440	5,422,609	3,529,480
Depreciation and amortization	3,033,905	7,574,950	4,592,730
Interest expense on non-recourse financing paid directly
to lenders by lessees	548,436	1,245,414	1,542,589
Reversal of bad debt expense	-	(125,842)	(102,879)
Minority interest	308,559	(246,137)	13,315
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	2,418,072	796,897	747,763
Other assets	36,061	(1,220)	(68,695)
Accounts payable and accrued expenses	(137,000)	350,913	(579,875)
Due to General Partner and affiliates, net	120,324	(32,999)	157,299
Deferred rental income	-	-	(607,050)

Net cash provided by (used in) operating activities:	1,682,092	3,682	(1,001,102)

Cash flows from investing activities:
Investment in operating leases	-	(133,393)	(3,946,759)
Investment in finance leases	-	(4,040,000)	-
Proceeds from sales of equipment and unguaranteed residual values	40,278	25,143,779	1,399,561
Proceeds from lease termination	-	630,000	-
Proceeds from the sale of convertible notes	-	1,544,573	-
Loans and advances to affiliates	-	-	(265,000)
Distributions to minority interest in joint ventures	-	(68,308)	(72,812)
Contributions made to joint ventures	-	(2,000,000)	(11,540)
Distributions received from joint ventures	504,896	16,001	649,661

Net cash provided by (used in) investing activities:	545,174	21,092,652	(2,246,889)

Cash flows from financing activities:
Proceeds from note payable - non-recourse	-	-	11,193,368
Proceeds from note payable - recourse	-	775,000	6,015,000
Repayments of notes payable - non-recourse	-	(11,659,805)	(3,619,124)
Repayments of notes payable - recourse	-	(5,400,000)	(5,574,547)
Advances from General Partner, net	145,000	-	-
Cash distributions to partners	(3,531,601)	(4,016,505)	(3,964,726)
Redemption of limited partner units	(77,210)	(93,773)	(135,886)

Net cash (used in) provided by financing activities:	(3,463,811)	(20,395,083)	3,914,085

Net (decrease) increase in cash and cash equivalents	(1,236,545)	701,251	666,094
Cash and cash equivalents, beginning of the year	1,419,446	718,195	52,101

Cash and cash equivalents, end of the year	$182,901	$1,419,446	$718,195

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$140,309	$412,872

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$6,276,095	$10,527,945	$9,600,944
Non-recourse debt acquired through majority ownership of
a previously minority owned joint venture	$-	$-	$15,216,101
Investment in operating lease acquired through majority ownership
of a previously minority owned joint venture	$-	$-	$20,700,354
Transfer of investment in residual values to investment in
operating leases	$-	$-	$8,034,770
Joint venture interests acquired from affiliate in exchange
for amounts owed	$-	$-	$265,000

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) Organization

ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease, and to a lesser degree, aquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which ended on December 20, 2005, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) during the liquidation period, is disposing of its investments and distributing the excess cash from sales of such investments to its partners.

The Partnership’s reinvestment period ended December 20, 2005 and the Partnership commenced its liquidation period. During the liquidation period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions under the terms of the Partnership's limited partnership agreement. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units representing $1,200,000 of capital contributions. Between October 15, 1998 and May 17, 2000, the final closing date, 737,965 additional limited partnership units were sold representing $73,796,504 of capital contributions bringing the total admission to 749,965 limited partnership units sold representing $74,996,504 of capital contributions. Between October 15, 1998 and December 31, 2006, the Partnership redeemed 14,733 limited partnership units leaving 735,232 limited partnership units outstanding at December 31, 2006.

The Partnership invested most of the net proceeds from its offering in items of equipment that were subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called “reinvestment.” The Partnership purchased equipment from time to time until five years from the date the offering was completed. This time frame is called the “reinvestment period,” which ended on December 20, 2005. After the reinvestment period, the Partnership began selling its assets in the ordinary course of business during a time frame called the “liquidation period.”

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) Organization - continued

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations that would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% and less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and distributions are recorded as revenue. All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

In joint ventures where the Partnership’s ownership interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner's proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

Allowance for Doubtful Accounts

The Partnership estimates collectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Investments in Operating Leases

Investments in operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

Asset Impairments

The Partnership’s asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the Partnership’s residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse note payable is repaid in full.

Equipment Held for Sale or Lease

Equipment held for sale or lease is recorded at the lower of cost or estimated fair value less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

Convertible Notes Receivable

The Partnership classifies its investments in convertible notes receivable as available for sale. Available for sale securities are recorded at fair value based upon quoted market prices or the General Partner’s best estimate if quoted market prices are not available. Unrealized gains and losses during the year are reflected in other comprehensive income which is a component of partners’ equity. Realized gains and losses during the year are reflected in the statement of operations.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Redemption of Limited Partnership Units

The Partnership may, at its discretion may, redeem units from a limited number of its limited partners in any one year, as provided for in the partnership agreement. The redemption amounts are calculated following a specified redemption formula in accordance with the limited partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for at cost as a reduction of partners' equity.

Per Unit Data

Net income (loss) per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the year.

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

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the revenue recognized on a straight line basis.

Income Taxes

No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(2) Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, depreciation and amortization, residual values and impairments. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Financial Instruments” (“SFAS 155”), amendment to SFAS 133 and SFAS 140. SFAS 155 addresses what had been characterized as a temporary exemption from the application of the bifurcation requirements of SFAS 133 to beneficial interests in securitized financial assets. The adoption of SFAS 155 did not have any impact on the Partnership’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements of fiscal years beginning after November 15, 2007. The General Partner is currently evaluating the impact of this pronouncement, but does not currently believe it will have a material impact on the Partnership’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstated amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Partnership’s consolidated financial statements.

The General Partner does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3) Investments in Finance Leases

The Partnership has an investment in a finance lease with Regus Business Center Corp. ("Regus"), who has leased office, telecommunications and computer equipment from the Partnership under a direct finance lease since August 2000. Regus filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection. Under the revised lease, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective from March 15, 2003. At December 31, 2006, Regus was current on its payments under the revised lease. On February 28, 2007, the lease expired and Regus purchased the equipment for $1 as provided for under the revised lease.

Due to Regus’s history of timely payments subsequent to emerging from bankruptcy, the General Partner determined that the allowance for doubtful accounts recorded during prior years was no longer required and reversed $125,842 and $102,879, during the years ended December 31, 2005 and 2004, respectively.

On December 16, 2005, the Partnership entered into an agreement to invest $4,040,000, in cash, to acquire certain manufacturing equipment owned by Playcore Wisconsin, Inc. (“Playcore”). The Partnership entered into a lease agreement with Playcore with a base term of three years that commenced on January 1, 2006. This lease has been accounted for as a direct finance lease. At lease termination, Playcore has several options: to extend the lease for its then in-place fair market value, purchase all of the equipment at an agreed upon price or return all the equipment to the Partnership. The Partnership paid an acquisition fee to its General Partner of $121,200 relating to the purchase of this equipment.

Non-cancelable annual minimum rents receivable due on finance leases are as follows:

Year Ending
December 31,
2007	$1,670,319
2008	$1,608,000

(4) Investments in Operating  Leases

Investments in operating leases consist of the following at December 31:

	2006	2005
Aircraft and aircraft related equipment	$18,486,930	$18,486,930
Petrochemical tug and barge	8,034,770	8,034,770
	26,521,700	26,521,700

Accumulated depreciation	(14,392,245)	(11,412,469)

	$12,129,455	$15,109,231

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4) Investments in Operating  Leases - continued

 Non-cancelable minimum annual rentals due from investments operating leases are as follows at December 31, 2006:

Year Ending
December 31,
2007	$3,584,018
2008	$445,970

Aircraft and Aircraft Related Equipment

On March 31, 2004, the Partnership along with ICON Income Fund Ten, LLC ("Fund Ten"), an entity also managed by the General Partner, formed a joint venture, ICON Aircraft 46837, LLC ("Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx"), which lease expires on March 31, 2007. The Partnership initially acquired a 28.6% interest in this joint venture for a total cash contribution of approximately $1,100,000. The Partnership capitalized legal and other costs of approximately $239,000 as part of the cost of the investment.

The Partnership had an option to acquire an additional 61.4% interest in Aircraft 46837 from Fund Ten. The cost of the option was approximately $420,000, which included $10,000 paid to Fund Ten and approximately $410,000 paid to the General Partner as an acquisition fee. During the third quarter of 2004, the option was exercised and Fund Ten sold 61.4% of its interest in Aircraft 46837 to the Partnership giving the Partnership a 90% interest. Fund Ten received approximately $2,297,000 for the 61.4% interest. The Partnership consolidates Aircraft 46837's balance sheets at December 31, 2006 and 2005 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, and for the period from July 1, 2004 through December 31, 2004.

The aircraft is subject to non-recourse debt that accrues interest at 4.0% per year and matures in March 2007. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx. The outstanding balance of the non-recourse debt secured by this aircraft at December 31, 2006 and 2005 was $2,660,814 and $7,834,633, respectively.

On September 21, 2006, FedEx provided Aircraft 46837 its irrevocable notice to purchase the aircraft. Pursuant to the lease, Aircraft 46837 had twenty days to agree with FedEx on the fair value of the aircraft. The lease further provides that if the parties do not agree within that time period, then they have ten days to appoint a mutually acceptable appraiser. If the parties could not agree on an appraiser, the lease provided that the fair value would be determined by independent appraisers, one selected by the General Partner and one selected by FedEx. Moreover, the lease provided that if those appraisers could not agree on the fair value, the two appraisers would appoint a third nationally recognized independent aircraft appraiser.

Aircraft 46837 selected a nationally recognized appraiser and received an appraisal value for the aircraft of $7,300,000. In addition, the General Partner commissioned an additional nationally recognized appraiser to conduct an appraisal on the aircraft who appraised the aircraft at $6,700,000.

The appraiser selected by FedEx, however, valued the aircraft at only $4,400,000 which was significantly lower than the General Partner’s two appraisals and much lower than all publicly available published values for this type of aircraft.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4)  Investments in Operating Leases - continued

When the appraisers chosen by the General Partner and FedEx could not agree on the fair value, they selected a third appraiser. Although FedEx did not initially agree to this appraiser, it ultimately did so, but only after substantial delay. In February 2007, FedEx finally agreed to allow the process to proceed with the third appraiser and on February 23, 2007, the third appraiser was retained by the parties.

On March 2, 2007, Aircraft 46837 was notified that the third appraiser valued the aircraft at what the General Partner believes is an exceedingly low appraisal valuing the aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the aircraft of $4,260,000, resulting in a loss on the sale of the aircraft of approximately $900,000 which will be recorded by Aircraft 46837 during the first quarter of 2007.

The General Partner has serious concerns about the propriety of the appraisal process and has advised FedEx that it believes FedEx improperly interfered with the process, and thereby negatively impacted the appraised price of the aircraft. The General Partner is thoroughly reviewing the facts with its outside legal counsel.  On March 30, 2007 Aircraft 46837 sold the aircraft to FedEx for $4,260,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The General Partner concluded, based upon an independent third party appraisal obtained in December 2006 that no impairments were required on this aircraft at December 31, 2006. At December 31, 2005, the General Partner determined, based upon an independent third party appraisal that indicated the aircraft was impaired due to a slower than expected recovery in the air transportation industry, and recorded an impairment loss of approximately $3,580,000, to more closely approximate the adjusted book value to the current fair value of the aircraft.

The Partnership owned a Boeing 737-2E3A aircraft and a Boeing 737-277 aircraft (collectively, the "Aircraft"), each of which had been on lease to America West Airlines, Inc. ("America West"). On July 12, 2005, America West, in consideration for the early return of the Aircraft, prepaid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to the Partnership as consideration for the Aircraft being returned in inadequate condition. Simultaneously with the receipt of the lease payments and return costs from America West, the Partnership sold the Aircraft to an unaffiliated third party, for the aggregate purchase price of approximately $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. During the quarter ended June 30, 2005, the Partnership recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

Coal Handling Facility

The Partnership, along with ICON Cash Flow Partners L.P. Six ("L.P. Six"), an entity also managed by the General Partner, had interests of 99.4975% and 0.5025%, respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

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

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(4)  Investments in Operating Leases - continued

On September 24, 2004, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an entity also managed by the General Partner, assigned its entire 0.5025% interest in ICON BF to the Partnership for approximately $65,000, thereby increasing the Partnership’s ownership in ICON BF to 99.4975% in order for L.P. Seven to repay its outstanding debt obligation to the Partnership pursuant to the terms and conditions of a contribution agreement the Partnership entered into with some of its affiliates in connection with the line of credit agreement we had with Comerica Bank. This amount was determined to represent the fair value of the L.P. Seven's interest in ICON BF based upon the expected net proceeds from the sale of the coal handling facility.

In accordance with the agreement dated September 24, 2004 between L.P.Seven and the Partnership relating to its acquisition of L.P. Seven's 0.5025% interest in ICON BF, the Partnership paid L.P. Seven approximately $3,000 based upon the difference between the estimated sales price used to calculate the fair value of ICON BF at the time of L.P. Seven's sale to the Partnership and the actual sales price of this facility.

Petrochemical Tug and Barge

At December 31, 2005, the General Partner determined that one of the Partnership’s assets, a tug boat and barge, on lease to Keystone Great Lakes, Inc., has been depreciated to its estimated residual value and therefore, ceased depreciation effective January 1, 2006. This assessment was based upon the General Partner’s annual review of the Partnership’s assets and its impairment policy. It was determined that the net book value of this leased equipment approximates the appraised value at lease termination which is January 1, 2008. This change in estimate is anticipated to result in a decrease in the Partnership’s depreciation and amortization of approximately $1,243,000 annually through the end of the lease term.

(5) Investments in Joint Ventures

The Partnership and certain of its affiliates, entities also managed by the General Partner, formed four joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture. The two joint ventures described below are minority owned by the Partnership.

ICON Global Crossing, LLC

On November 17, 2005, the Partnership, along with Fund Ten and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by the General Partner, formed ICON Global Crossing, LLC (“ICON Global Crossing”) with original interests of 12%, 44% and 44%, respectively, to purchase state-of-the-art telecommunications equipment from various vendors. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the interests of the Partnership, Fund Ten and Fund Eleven to 8.0%, 30.6% and 61.4%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which the Partnership’s share was approximately $2,000,000.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Investments in Joint Ventures - continued

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 of additional equipment that is subject to a lease with Global Crossing (including initial direct costs in the form of legal fees of approximately $157,000). The Partnership paid acquisition fees to the General Partner of $60,000. The term of the lease is 48 months and the lease commenced on April 1, 2006. The Partnership’s net carrying value of ICON Global Crossing is approximately $1,718,000 at December 31, 2006.

ICON Cheyenne LLC

The Partnership, along with L.P. Six, L.P. Seven and ICON Income Fund Eight B L.P. (“Fund Eight B”), affiliates of the General Partner, formed ICON Cheyenne LLC ("ICON Cheyenne") for the purpose of acquiring and managing a portfolio of equipment leases consisting of over the road rolling stock, manufacturing equipment and materials handling equipment. The original transaction involved acquiring from Cheyenne Leasing Company a portfolio of 119 leases, of which 3 remain active at December 31, 2006. During December 2005, L.P. Six sold its entire interest in ICON Cheyenne to Fund Eight B. At December 31, 2006, the Partnership, L.P. Seven and Fund Eight B had interests of 1.00%, 1.27% and 97.73%, respectively. The Partnership’s net carrying value of ICON Cheyenne is approximately $1,700 at December 31, 2006.

ICON Aircraft 24846 LLC

The Partnership along with L.P. Seven and Fund Eight B formed ICON Aircraft 24846 LLC ("ICON Aircraft 24846") for the purpose of acquiring an investment in a Boeing 767-300ER aircraft on lease to Scandinavian Airline Systems. The Partnership, L.P. Seven and Fund Eight B had interests of 2.0%, 2.0% and 96.0%, respectively.

The aircraft was sold on July 29, 2004 and ICON Aircraft 24846 realized a net loss on the sale of approximately $602,000. The General Partner had determined that it was in the best interest of ICON Aircraft 24846 and its members to sell the Boeing 767-300ER aircraft to BTM Capital Corp., the lender, for an amount equal to the then outstanding debt balance. The decision to sell the aircraft was based, in part, on the following factors: (i) the aircraft's fair market value was estimated to be between $24,000,000 and $27,000,000 and the balance of the outstanding debt was $34,500,000; (ii) any new lease for the aircraft would have required an additional $850,000 in equity (at a minimum) in order to reconfigure the aircraft and upgrade the engines; and (iii) if ICON Aircraft 24846 were to continue to remarket the aircraft, the lender would have required interest only payments of approximately $100,000 per month until the aircraft was re-leased.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(5) Investments in Joint Ventures - continued

The following joint venture is minority owned and not entered into with affiliates of the Partnership:

Gulf Coast Leasing, LLC

During March 2000, the Partnership acquired a 50% interest in Gulf Coast Leasing, LLC ("Gulf Coast"), which acquired a residual value interest in an off-shore drilling rig subject to lease with an unaffiliated third party. The lease expires on June 23, 2008. All of the rental payments under the lease are used to service the non-recourse debt that was incurred to acquire the equipment which also matures on June 23, 2008. The Partnership accounts for its investment in Gulf Coast using the cost method as the Partnership has virtually no influence over the financial and operating matters of Gulf Coast. The Partnership paid approximately $1,997,000 in cash, including acquisition fees, to acquire its interest.

(6) Equipment Held for Sale or Lease

Equipment held for sale or lease at December 31, 2006 and 2005, consists solely of aircraft rotable parts for Boeing A300 aircraft. Aircraft rotables are replacement spare parts that are held typically in inventory by an aircraft operator. The Partnership is currently in the process of remarketing this equipment. For the years ended December 31, 2006 and 2005, the Partnership sold equipment for approximately $28,000 and $279,000 of proceeds, respectively.

On December 28, 2005, the Partnership purchased from ICON Cash Flow Partners, L.P., Series E, an entity also managed by the General Partner, aircraft rotables valued at approximately $133,000. Fair value was determined based upon the present value of recent sales offers from unrelated third parties.

For the years ended December 31, 2006 and 2005, the Partnership recorded an impairment loss of approximately $258,000 and $1,152,000, respectively based upon an independent appraisal, which indicated that the fair value of the aircraft rotables was less than the book value of the aircraft rotables at December 31, 2006 and 2005.

(7) Convertible Notes Receivable

In connection with a restructuring of two aircraft leases with America West in January 2002, the Partnership received four 7.5% convertible notes for an aggregate principal amount of $2,000,000, maturing on January 18, 2009. These notes were pledged as security to the lender on the America West equipment. The Partnership classified and accounted for these notes as available for sale securities. At December 31, 2004, the Partnership determined that the fair value of the convertible notes had increased due to the Partnership’s ability, beginning January 18, 2005, to convert these notes to common stock. These notes were convertible into shares of America West Class B common stock upon the occurrence of certain events, at the option of America West through January 18, 2005 and after such time, at the option of the Partnership, through maturity. The initial conversion price was $12 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of the notes, subject to anti-dilution provisions. At December 31, 2004, the estimated fair value of these convertible notes was determined by the General Partner to be $625,000. The fair value was calculated based upon the then market value of the underlying common stock of America West at December 31, 2004, less a discount due to uncertainties and restrictions relating to the underlying Class B common stock.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(7) Convertible Notes Receivable - continued

In conjunction with the sale of the two Boeing aircraft on lease to America West and the subsequent repayment of the related non-recourse debt, the lender released to the Partnership the 7.5% convertible notes which had been held as collateral by the lender. On July 15, 2005, the Partnership sold these 7.5% convertible notes to an unaffiliated third party and received approximately $1,660,000 in cash, including accrued interest. The Partnership recorded a realized gain of approximately $1,545,000 relating to the sale of these securities.

(8) Notes Payable - Non-recourse

The Partnership’s non-recourse notes payable are paid directly to the lenders by the lessees and accrue interest at either 4.0% per year or 7.89% per year with maturity dates through 2008. The outstanding balances of non-recourse notes payable at December 31, 2006 and 2005 were $6,618,975 and $12,701,548, respectively.

Principal maturities of the Partnership’s notes payable - non-recourse consist of the following at December 31, 2006:

Years Ending
December 31,
2007	$2,904,301
2008	$3,714,674

(9) Note Payable - Recourse

On May 30, 2002, the Partnership, along with certain of its affiliates, L.P. Seven; Fund Eight B and Fund Nine (the “Initial Funds”), entered into a $17,500,000 line of credit agreement with Comerica Bank. Effective August 5, 2004, the line of credit agreement was amended to add Fund Ten as a borrower. The Initial Funds and Fund Ten are collectively referred to as the Borrowers.

The Borrowers entered into a Contribution Agreement, dated May 30, 2002, as amended. On September 7, 2005, the Borrowers repaid and cancelled the line of credit with Comerica Bank and terminated the related Contribution Agreement. The Partnership is no longer party to any line of credit or contribution agreement.

(10) Other Comprehensive Income (Loss)

For the years ended December 31, 2006, 2005 and 2004, other comprehensive income (loss) consists of the following:

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$3,216,757	$1,287,041	$(3,521,353)

Other comprehensive income:
Change in valuation of convertible notes	-	(625,000)	625,000

Comprehensive income (loss)	$3,216,757	$662,041	$(2,896,353)

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(11) Transactions with Related Parties

Prior to April 1, 2006, in accordance with the terms of the Partnership’s LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% calculated based on the gross value of the Partnership’s acquisition transactions. In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership’s operations.

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

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Althought the General Parter continues to provide these services, effective April 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and distribution proceeds. The Partnership paid distributions to the General Partner of $35,328, $40,165 and $40,221, respectively, for each of the three years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the General Partner’s interest in the Partnership’s net income was $32,168 and $12,870 for each of the two years ended December 31, 2006 and 2005, respectively, and the General Partners interest in the Partnership’s net loss was $35,214 the year ended December 31, 2004.

The Partnership had a payable of $518,986 and $253,662 due to the General Partner at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Partnership owed the General Partner $192,786 for accrued and unpaid administrative expense reimbursements, of which $72,462 was unpaid from December 31, 2005, and approximately $181,000 for accrued and unpaid acquisition fees for the year ended December 31, 2005. In addition, the General Partner advanced the Partnership $190,000 during 2006. The Partnership has repaid $45,000 as of December 31, 2006. These amounts are payable on demand and do not accrue interest.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(11) Transactions with Related Parties - continued

Fees and other expenses charged to operations or capitalized by the Partnership and paid or accrued to the General Partner or its affiliates for the years ended December 31, 2006, 2005 and 2004, respectively, were as follows:
	Years Ended December 31,
	2006	2005	2004
Acquisition fees (a)	$-	$181,200	$-
Management fees (b)	174,711	508,938	538,159
Administrative expense reimbursements (b)	139,079	355,541	301,704

Total fees paid to the General Partner	$313,790	$1,045,679	$839,863

(a) Amount included in other assets and amortized over the life of the related asset.
(b) Charged directly to operations.

(12) Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information at December 31, 2006 and 2005 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments and the recorded value of non-recourse debt, approximates fair value due to their short-term maturities. The fair value of the Partnership’s non-recourse debt at December 31, 2006 and 2005 is $6,566,939 and $11,282,764, respectively.

(13) Concentrations

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

For the years ended December 31, 2006 and 2005, the Partnership had two lessees that accounted for 92% and 80% of total rental income and finance income, respectively. For the year ended December 31, 2004, the Partnership had three lessees which accounted for approximately 84% of total rental income and finance income.

(14) Commitments and Contingencies

The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection with these agreements, remarketing and residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(14) Commitments and Contingencies - continued

On November 24, 2004, L.P. Seven assigned to the Partnership 0.8% of its rights to the profits, losses and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. L.P. Seven assigned the rights to the Partnership as repayment of its $200,000 outstanding debt obligation pursuant to a contribution agreement that the Partnership entered into with some of its affiliates in connection with the line of credit agreement with Comerica Bank. This amount represented L.P. Seven's proportionate fair value of L.P. Seven's interest in the mobile offshore drilling rig at November 24, 2004. The fair value of the mobile offshore drilling rig was determined using an independent third party appraisal and cash flow analysis.

At the time the Partnership acquires or divests of its interest in an equipment lease or other leasing transaction, the Partnership sometimes agrees to indemnify the seller or buyer for specific contingent liabilities. The General Partner believes that any liability to the Partnership that may arise as a result of any such indemnification agreements will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

(15) Income Taxes (Unaudited)

No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

At December 31, 2006 and 2005, the partners’ capital accounts included in the consolidated financial statements totaled $12,767,687 and $13,159,741, respectively. The partners’ capital accounts for Federal income tax purposes at December 31, 2006 and 2005 totaled $22,272,299 and $25,858,354, respectively. The difference arises primarily from commissions reported as a reduction in the partners’ capital accounts for financial reporting purposes but not for Federal income tax purposes, and differences in direct finance leases, depreciation and amortization and provision for losses between financial reporting and Federal income tax purposes.

The following table reconciles net income (loss) for financial statement reporting purposes to the net income (loss) for Federal income tax purposes as follows:

	2006	2005	2004
Net income (loss) per consolidated financial statements	$3,216,757	$1,287,041	$(3,521,353)

Adjustments for direct finance lease	1,772,595	354,345	(1,157,092)
Interest	-	-	392,467
Impairment	257,440	-	-
Deferred income	(202,611)	-	-
Depreciation and amortization	(2,690,518)	5,299,706	1,818,570
(Loss) gain on sale of equipment	(775,759)	18,245,519	1,091,859
Other items	(1,555,148)	(1,524,107)	4,124,205

Net income for Federal income tax purposes	$22,756	$23,662,504	$2,748,656

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(16) Selected Quarterly Financial Data (Unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2006 and 2005:

	Quarters Ended in 2006
	March 31,	June 30,	September 30,	December 31,
Revenue	$2,090,269	$2,033,405	$2,012,716	$2,011,621
Net income allocable to limited partners	$93,936	$938,251	$930,401	$1,222,001
Net income per weighted average
limited partnership unit	$0.13	$1.28	$1.27	$1.66

	Quarters Ended in 2005
	March 31,	June 30,	September 30,	December 31,
Revenue	$2,815,264	$7,408,420	$4,323,088	$1,941,856
Net (loss) income allocable to limited partners	$(380,896)	$2,857,944	$1,843,414	$(3,046,291)
Net (loss) income per weighted average
limited partnership unit	$(0.52)	$3.86	$2.49	$(4.13)

Schedule II

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Valuation and Qualifing Accounts

	Balance At	Charged To			Balance At
	Beginning	Costs And			End
	Of Period	Expenses	Deduction		Of Period
Year ended December 31, 2006
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2005
Allowance for doubtful accounts
(deducted from investments in finance leases)	$125,842	$-	$125,842	(b)	$-

Year ended December 31, 2004
Allowance for doubtful accounts
(deducted from investments in finance leases)	$228,721	$-	$102,879	(a)	$125,842

(a) Due to Regus Business Center Corp. emergence from Chapter 11 bankruptcy protection and its recent positive payment history, the Partnership reduced the allowance for doubtful accounts down to $125,842.
(b) Due to Regus Business Center Corp. continued good payment history the Partnership reduced the allowance for doubtful accounts to zero.

S-1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2006, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff.  Our General Partner hired an additional accounting staff member during 2006 who is a certified public accountant and experienced with public reporting entities. Subsequently, in 2007 our General Partner hired two additional senior accountants with more than 16 and 8 years of experience with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

In designing and evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our General Partner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our General Partner’s Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

Name	Age	Position
Beaufort J.B. Clarke	60	Chairman, Chief Executive Officer and Director
Thomas W. Martin	53	President, Chief Operating Officer and Director
Michael A. Reisner	36	Executive Vice President and Chief Financial Officer
Mark Gatto	34	Executive Vice President-Business Development
Patricia Palmer	43	Executive Vice President
Richard L. Specker	52	Senior Managing Director
Joel S. Kress	34	Senior Vice President and General Counsel
David J. Verlizzo	34	Vice President and Deputy General Counsel
David C. Wright	49	Senior Vice President-Accounting
Anthony J. Branca	38	Senior Vice President-Finance
Craig A. Jackson	48	Vice President-Remarketing and Portfolio Management

Our General Partner’s officers and directors are:

Beaufort J. B. Clarkehas been Chairman, Chief Executive Officer and a Director since August 1996. He was President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was a founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling LLP. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

Thomas W. Martinhas been President since February, 2007, Chief Operating Officer since February 2006, has been a Director (and Director, President and Treasurer of ICON Securities Corp. as well) since August 1996, and was Chief Financial Officer from May 2003 through January 2007. Mr. Martin was the Executive Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisnerhas been Executive Vice President and Chief Financial Officer since January 2007 and was Executive Vice President-Acquisitions from February 2006 through January 2007. Mr. Reisner was Senior Vice President and General Counsel from January 2004 through January 2006. Mr. Reisner was Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman and McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gattohas been Executive Vice President-Business Development since February 2006. Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel from November 1999 through October 2000, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company, and in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our General Partner in April 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Patricia Palmerhas been Executive Vice President (and Executive Vice President of ICON Securities Corp. as well) since February 2007, has been a Director of ICON Securities Corp. since December 2002, and was Senior Vice President (and Senior Vice President of ICON Securities Corp. as well) from July 2002 through February 2007. Ms. Palmer, who joined our General Partner in December 1996, is responsible for our General Partner’s product development, hiring and training, and the coordination of ICON Securities Corp.’s national sales and marketing efforts. Prior to joining our General Partner, Ms. Palmer was a Regional Marketing Director at PLM Securities Corp. and a Product Manager at Phoenix Leasing, Inc. Ms. Palmer received a B.A. from the University of California, Berkeley. Ms. Palmer has more than 18 years of experience in the securities and equipment leasing industries.

Richard L. Speckerhas been Senior Managing Director since April 2006 and was a consultant to our General Partner from September 2005 through April 2006. Mr. Specker is responsible for certain portfolio strategy and management functions, including arranging and managing portfolio lease asset restructuring, lease debt refinancing transactions and strategic asset sales. Mr. Specker has over 25 years of experience in asset-based finance and leasing, including as President of the Global Lease Finance Division of Fleet Capital Leasing and as Senior Vice President and Manager of the Structured Lease Finance Group at NationsBanc Leasing Corporation. Mr. Specker received an M.B.A. from the University of North Carolina at Chapel Hill and a B.A. from Duke University. Mr. Specker is a former member of the Board of Directors of the Equipment Leasing and Finance Association.

Joel S. Kresshas been Senior Vice President and General Counsel since February 2006. Mr. Kress was Vice President and Associate General Counsel from August 2005 until January 2006. Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments. Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

David J. Verlizzohas been Vice President and Deputy General Counsel since February 2006. Mr. Verlizzo was Assistant Vice President and Associate General Counsel from May 2005 until January 2006. Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions. Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

David C. Wrightis a certified public accountant and has been Senior Vice President-Accounting since February 2005. Mr. Wright was Vice President-Accounting from August 2004 until January 2005. Previously, from 1989 through 2004, Mr. Wright was employed as a manager at several regional and national accounting firms, including Grant Thornton LLP, Goldstein Golub Kessler LLP and Hays & Company LLP, having responsibility for both public and private engagements. Mr. Wright received a B.A. from Ohio Wesleyan University.

Anthony J. Brancahas been Senior Vice President-Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for the Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with the Nielsen Company from July 1997 through May 2005. Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991. Mr. Branca received a B.B.A. from Pace University.

Craig A. Jacksonhas been Vice President-Remarketing and Portfolio Management since February 2006. Previously, from October 2001 to 2006, Mr. Jackson was president and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company). Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2006, 2005 and 2004.

Entity	Capacity	Description	2006	2005	2004
ICON Capital Corp.	General Partner	Acquisition fee	$-	$181,200	$-
ICON Capital Corp.	General Partner	Management fee	$174,711	$508,938	$538,159
ICON Capital Corp.	General Partner	Administrative fee	$139,079	$355,541	$301,704

Our General Partner also has a 1% interest in our profits, losses, cash distributions and disposition proceeds. We paid distributions to our General Partner of $35,328, $40,165 and $40,221, respectively, for the years ended December 31, 2006, 2005 and 2004. Additionally, our General Partner’s interest in our net income was $32,168 and $12,870, for the years ended December 31, 2006 and 2005. Our General Partner’s interest in our net loss was $35,214 for the year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and General Partner and Related Security Holder Matters

(a) We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b) As of February 28, 2007, no Directors and Officers of our General Partner own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions

See Item 11 for a discussion of our related party transactions.  See Notes 5 and 11 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2006 and 2005, our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

	2006	2005
Audit fees	$91,000	$83,800
Audit related fees	-	1,350
Tax fees (compliance)	29,371	23,050

	$120,371	$108,200

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Limited Partnership of ICON Income Fund Eight A L.P. Exhibit 4.3 to our Registration Statement on Form S-1 filed with the SEC on May 29, 1998 (File No. 333-54011), is incorporated herein by reference.

4.1 ICON Income Fund Eight A L.P. Amended and Restated Limited Partnership Agreement, dated February 9, 2000. Exhibit A to our Registration Statement on Form S-1 filed with the SEC on May 19, 2000 (File No. 333-37504), is incorporated herein by reference.

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

333-54011 File No. ICON Income Fund Eight A L.P. (Registrant) by its General Partner, ICON Capital Corp.

Date: April 2, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: April 2, 2007

/s/ Beaufort J.B. Clarke
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 2, 2007

/s/ Thomas W. Martin
Thomas W. Martin
President, Chief Operating Officer and Director

Date: April 2, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the partners and a copy will be forwarded to the Commission.

52