Form 10-Q
period 2007-03-31
ICON INCOME FUND EIGHT /DE
filed 2007-05-21
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2007

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding limited partnership units of the registrant on April 30, 2007 is 735,232.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

ASSETS
	(Unaudited)
	March 31,	December 31,
	2007	2006
Cash and cash equivalents	$3,795,016	$283,188

Investments in finance leases:
Minimum rents receivable	2,815,525	3,278,319
Estimated unguaranteed residual values	200,000	200,000
Initial direct costs, net	80,976	92,544
Unearned income	(346,752)	(450,161)

Net investments in finance leases	2,749,749	3,120,702

Investments in operating leases:
Equipment, at cost	8,034,770	26,521,700
Accumulated depreciation	(1,625,538)	(14,392,245)

Net investments in operating leases	6,409,232	12,129,455

Investments in joint ventures	3,625,174	3,718,407
Due from affiliates	10,905	-
Equipment held for sale, net	-	44,933
Other assets, net	390,666	1,721,706

Total assets	$16,980,742	$21,018,391

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Notes payable - non-recourse	$3,945,079	$6,618,975
Accrued interest payable - non recourse	-	354,914
Accounts payable and accrued expenses	313,677	339,588
Due to General Partner	374,062	518,986
Minority interest	-	418,241

Total liabilities	4,632,818	8,250,704

Commitments and contigencies

Partners' equity:
General Partner	(524,487)	(520,288)
Limited Partners (735, 232 units outstanding,
$100 per unit original issue price)	12,872,411	13,287,975

Total partners' equity	12,347,924	12,767,687

Total liabilities and partners' equity	$16,980,742	$21,018,391

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2007	2006
Revenue:
Rental income	$1,809,064	$1,809,064
Finance income	103,409	206,481
Income from investments in joint ventures	53,993	46,862
Net loss on sales of equipment	(911,660)	-
Interest and other income	1,295	27,862

Total revenue	1,056,101	2,090,269

Expenses:
Depreciation and amortization	553,931	1,370,683
Interest	109,238	167,749
Management fees - General Partner	-	174,711
Administrative expense reimbursements - General Partner	-	139,079
General and administrative	149,474	130,042
Minority interest	13,393	13,120

Total expenses	826,036	1,995,384

Net income	$230,065	$94,885

Net income allocable to:
Limited Partners	$227,764	$93,936
General Partner	2,301	949

	$230,065	$94,885

Weighted average number of limited partnership
units outstanding	735,232	736,039

Net income per weighted average
limited partnership unit	$0.31	$0.13

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007 (Unaudited)

	Limited Partner			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, January 1, 2006	736,882	$13,676,869	$(517,128)	$13,159,741

Limited partnership units redeemed	(1,650)	(77,210)	-	(77,210)
Cash distributions to partners	-	(3,496,273)	(35,328)	(3,531,601)
Net income	-	3,184,589	32,168	3,216,757

Balance, December 31, 2006	735,232	13,287,975	(520,288)	12,767,687

Cash distributions to partners	-	(643,328)	(6,500)	(649,828)
Net income	-	227,764	2,301	230,065

Balance, March 31, 2007	735,232	$12,872,411	$(524,487)	$12,347,924

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$230,065	$94,885
Adjustments to reconcile net income to net cash
provided by operating activities:
Rental income paid directly to lenders by lessees	(1,809,064)	(1,809,064)
Finance income paid directly to lenders by lessees	(103,409)	(206,481)
Income from investments in joint ventures	(53,993)	(46,862)
Net loss on sales of equipment	911,660	-
Depreciation and amortization	553,931	1,370,683
Interest expense on non-recourse financing paid directly
to lenders by lessees	109,238	167,749
Minority interest	13,393	13,120
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	462,794	454,940
Other assets	349,273	-
Accounts payable and accrued expenses	(380,825)	12,767
Due to General Partner and affiliates, net	(155,829)	125,543

Net cash provided by operating activities:	127,234	177,280

Cash flows from investing activities:
Proceeds from sales of equipment	4,313,118	12,036
Distributions to joint ventures	(426,000)	-
Distributions received from joint ventures	147,304	39,039

Net cash provided by investing activities:	4,034,422	51,075

Cash flows from financing activities:
Cash distributions to partners	(649,828)	(1,001,114)
Redemption of limited partner units	-	(77,210)

Net cash used in financing activities:	(649,828)	(1,078,324)

Net increase (decrease) in cash and cash equivalents	3,511,828	(849,969)
Cash and cash equivalents, beginning of the period	283,188	1,419,446

Cash and cash equivalents, end of the period	$3,795,016	$569,477

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$3,138,048	$3,138,048

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(1) Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight A L.P (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence on financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting. In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue. All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

In joint ventures where the Partnership’s ownership interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2) Organization

The Partnership was formed on July 9, 1997 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease, and to a lesser degree, aquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission through the reinvestment period, which ended on December 20, 2005, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) during the liquidation period, is disposing of its investments and distributing the cash from sales of such investments to its partners.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(2) Organization - continued

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

The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions, pursuant to the terms of the Partnership’s limited partnership agreement. Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

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

The Partnership invested most of the net proceeds from its offering in items of equipment that were subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves or distributions to partners. The investment in additional equipment in this manner is called “reinvestment.” The Partnership purchased equipment from time to time until five years from the date the offering was completed. This time frame is called the “reinvestment period,” which ended on December 20, 2005. After the reinvestment period, the Partnership began selling its assets in the ordinary course of business during a time frame called the “liquidation period.”

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

Certain reclassifications have been made to the accompanying condensed consolidated financial statements as of December 31, 2006 to conform to the current period presentation.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts, depreciation and amortization, residual values and impairment. Actual results could differ from those estimates.

(4) Investments in Operating Leases

Investments in operating leases consist of the following at March 31, 2007 and December 31, 2006:

	(unaudited)
	2007	2006
Aircraft and aircraft related equipment	$-	$18,486,930
Petrochemical tug and barge	8,034,770	8,034,770
	8,034,770	26,521,700
Accumulated depreciation	(1,625,538)	(14,392,245)

	$6,409,232	$12,129,455

ICON Aircraft 46837 LLC (“Aircraft 46837”) was a joint venture between the Partnership and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the General Partner, for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”) that was scheduled to expire on March 31, 2007.

On September 21, 2006, FedEx provided Aircraft 46837 its irrevocable notice to purchase the Aircraft. Pursuant to the lease, Aircraft 46837 had twenty days to agree with FedEx on the fair value of the Aircraft. The parties were unable to agree on the fair value of the Aircraft or a mutually acceptable appraiser. Therefore, in accordance with the lease, each party’s appraiser appointed a third appraiser.

On March 2, 2007, Aircraft 46837 was notified that the third appraiser valued the Aircraft at what the General Partner believes is an exceedingly low appraisal valuing the Aircraft at $4,120,000. Pursuant to a formula in the lease, the two appraisals that are closest in value are to be averaged, which resulted in a sales price for the Aircraft of $4,260,000, resulting in a loss on the sale of the Aircraft of approximately $920,000.

On March 30, 2007, Aircraft 46837 sold the Aircraft to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(5) Joint Ventures

The joint venture described below is not consolidated with the Partnership.

ICON Global Crossing, LLC

The Partnership had an 8.0% interest in ICON Global Crossing LLC (“ICON Global Crossing”) whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). For the periods ended March 31, 2007 and 2006, ICON Global Crossing recorded net income of approximately $677,000 and $379,000, respectively. The term of the lease is 48 months which commenced on April 1, 2006.

For the three months ended March 31, 2007, the Partnership recognized income of approximately $54,000 as a result of this investment in ICON Global Crossing.

(6) Transactions with Related Parties

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

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Although the General Partner continues to provide these services, effective April 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and distribution proceeds. The Partnership paid distributions to the General Partner of $6,500 during the three months ended March 31, 2007 and $35,328 for the year ended December 31, 2006. The General Partner’s interest in the Partnership’s net income for the three months ended March 31, 2007 and 2006 was $2,301 and $949, respectively.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes To Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

(6) Transactions with Related Parties - continued

The Partnership has a payable of $374,062 due to the General Partner and affiliates at March 31, 2007. The Partnership owed the General Partner $192,786 for accrued and unpaid administrative expense reimbursements incurred prior to April 1, 2006 and $181,000 for accrued and unpaid acquisition fees incurred during the year ended December 31, 2005. The payable to the General Partner of $190,000 advanced during 2006 was paid in full in March, 2007.

Fees and other expenses charged to operations by the Partnership and paid or accrued to the General Partner or its affiliates for the three months ended March 31, 2007 and 2006 were as follows:

Entity	Capacity	Description	2007	2006
ICON Capital Corp.	General Partner	Management fee	$-	$174,711
ICON Capital Corp.	General Partner	Administrative fee	-	139,079

			$-	$313,790

There were no charges during the first quarter ended March 31, 2007 since the fees were waived effective April 1, 2006; however, if the fees were not waived the total administrative expense reimbursements for the three months ended March 31, 2007 would have been approximately $76,000.

(7) Recent Accounting Pronouncements

The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II Item 1A. Risk Factors and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight A L.P. and its consolidated subsidiaries.

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

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For other equipment leases, we financed the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee serviced the indebtedness associated with acquiring or financing the lease. We anticipated that the future value of the leased equipment would exceed our cash portion of the purchase price.

On December 20, 2005, we began our liquidation period. During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs.

At March 31, 2007, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Energy Equipment

•
We have a 100.0% interest in one tugboat ("M/V MICHIGAN") bearing official number 650770 and one oil barge ("GREAT LAKES") bearing official number 650771 on charter to Keystone Great Lakes, whose obligations under the lease are ultimately guaranteed by BP plc. The charter is scheduled to expire on January 1, 2008.

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 100% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Manufacturing Equipment for Playgrounds:

•	We have a 100.0% interest in equipment used in a manufacturing facility on lease to Playcore Wisconsin, Inc. (“Playcore”). The lease is scheduled to expire on December 31, 2008.

Telecommunications Equipment:

•
We have an 8.0% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), an entity also managed by our General Partner, which purchased state-of-the-art telecommunications equipment on lease to Global Crossing Telecommunications, Inc (“Global Crossing”). The lease is scheduled to expire on March 31, 2010.

New Accounting Pronouncements

Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Results of Operations for the Three Months Ended March 31, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We began our liquidation period on December 20, 2005. During the liquidation period, we will sell our assets in the ordinary course of business. As we begin to sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales.

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total revenue	$1,056,101	$2,090,269	$(1,034,168)

Rental income	1,809,064	1,809,064	-
Finance income	103,409	206,481	(103,072)
Income from investments in joint ventures	53,993	46,862	7,131
Loss on sales of equipment	(911,660)	-	(911,660)
Interest and other income	1,295	27,862	(26,567)

Total revenue for the 2007 Quarter decreased $1,034,168, or 49.5%, compared to the 2006 Quarter. The loss on sale of equipment is primarily due to the sale of a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) previously on lease to Federal Express Corporation (“FedEx”) during the 2007 Quarter in which we had a 90% ownership interest. The loss on sale of the Aircraft was approximately $920,000. The decrease in finance income is primarily due to the expiration of our lease with Regus during the 2007 Quarter.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended March 31,
	2007	2006	Change
Total expenses	$826,036	$1,995,384	$(1,169,348)

Depreciation and amortization	553,931	1,370,683	(816,752)
Interest	109,238	167,749	(58,511)
Management fees - General Partner	-	174,711	(174,711)
Administrative expense reimbursements - General Partner	-	139,079	(139,079)
General and administrative	149,474	130,042	19,432
Minority interest	13,393	13,120	273

Total expenses for the 2007 Quarter decreased $1,169,348, or 58.6%, as compared to the 2006 Quarter. The decrease in depreciation and amortization is primarily due to a change in the management estimate of depreciation in the second quarter of 2006, that resulted in the decrease of monthly depreciation expense from approximately $453,000 to $180,000. The decrease in both Management fees - General Partner and Administrative expense reimbursements - General Partner is due to our General Partner’s decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements.

Net Income

As a result of the foregoing factors, net income for the 2007 Quarter was $230,065, as compared to net income for the 2006 Quarter of $94,885.  The net income per weighted average number of limited partnership units outstanding for the 2007 Quarter was $0.31 as compared to net income per weighted average number of limited partnership units outstanding for 2006 Quarter of $0.13.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2007, we had cash and cash equivalents of $3,795,016. During our liquidation period, our main source of cash is expected to be from operating and investing activities. Our main use of cash during the liquidation period is expected to be for financing activities, in the form of cash distributions to our partners.

Our main source of cash during the 2007 Quarter was from investing activities. The main source of cash from investing activities was $4,260,000 from the sale of the Aircraft to FedEx. In addition, approximately $147,000 was received as distributions from joint ventures.

Our main use of cash during the 2007 Quarter was for financing activities. Our primary use of cash for financing activities was distribution payments to our partners in the amount of $649,828.

Financings and Borrowings

We have a non-recourse debt at March 31, 2007 of $3,945,079. Our non-recourse debt consists of a note payable in which the lenders have a security interest in the equipment and an assignment of the rental payments under the leases. The lender is being paid directly by the lessee. Our non-recourse debt obligation accrues interest at 7.89% per year.

Our General Partner believes that with the cash we have currently available, cash being generated from our leases, cash distributions from our joint ventures and proceeds from equipment sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control. See “Part II, Item 1A. Risk Factors.”

Distributions

We paid monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which was December 20, 2005. During the liquidation period, we have continued to make distributions pursuant to the terms of the partnership agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners for the three months ended March 31, 2007 of $643,328 and we paid or accrued distributions to our General Partner for the three months ended March 31, 2007 of $6,500.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

The payable due to the General Partner of $190,000 advanced during 2006 was paid in full in March, 2007.

Our other contractual obligations and commitments have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. We do not have any off balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended March 31, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004.  In addition, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and are experienced with public reporting entities. Subsequently in 2006, our General Partner hired an additional accounting staff member who is a certified public accountant with experience with public reporting entities. Subsequently, in 2007 our General Partner hired (i) two additional senior accountants with more than 16 and 8 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting and (ii) two additional accountants that are experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no limited partnership units redeemed during the three months ended March 31, 2007.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2007 Quarter.

Item 5. Other Information

Not applicable.

Item 6 - Exhibits

31.1 Rule 13a-14(a)/15d-14(a) certifications.

31.2 Rule 13a-14(a)/15d-14(a) certifications.

32.1 Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight A L.P. (Registrant) By its General Partner, ICON Capital Corp.

Date: May 21, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Date: May 21, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

17