Form 10-Q
period 2007-06-30
ICON INCOME FUND EIGHT /DE
filed 2007-08-10
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership units of the registrant on July 31, 2007 is 735,232.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

ASSETS

	June 30,
	2007	December 31,
	(unaudited)	2006
Cash and cash equivalents	$5,875,918	$283,188

Investments in finance leases:
Minimum rents receivable	2,412,000	3,278,319
Estimated unguaranteed residual values	200,000	200,000
Initial direct costs, net	69,408	92,544
Unearned income	(257,855)	(450,161)

Net investments in finance leases	2,423,553	3,120,702

Investments in operating leases:
Equipment, at cost	-	26,521,700
Accumulated depreciation	-	(14,392,245)

Net investments in operating leases	-	12,129,455

Investments in joint ventures	3,531,470	3,718,407
Equipment held for sale, net	-	44,933
Other assets, net	220,277	1,721,706

Total assets	$12,051,218	$21,018,391

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Notes payable - non-recourse	$-	$6,618,975
Accrued interest payable - non-recourse	-	354,914
Accounts payable and accrued expenses	395,372	339,588
Due to General Partner and affiliates	381,322	518,986
Minority interest	-	418,241

Total liabilities	776,694	8,250,704

Commitments and contingencies

Partners' equity:
General Partner	(535,221)	(520,288)
Limited Partners (735,232 units outstanding,
$100 per unit original issue price)	11,809,745	13,287,975

Total partners' equity	11,274,524	12,767,687

Total liabilities and partners' equity	$12,051,218	$21,018,391

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental income	$160,092	$1,809,063	$1,969,156	$3,618,127
Finance income	88,897	167,085	192,306	373,566
Income from investments in joint ventures	52,928	57,219	106,921	104,081
Net gain on sales of equipment	2,460,629	-	1,548,969	-
Interest and other income	9,917	38	11,212	27,900

Total revenue	2,772,463	2,033,405	3,828,564	4,123,674

Expenses:
Depreciation and amortization	13,711	555,360	567,642	1,926,043
Interest	71,236	137,651	180,474	305,400
Management fees - General Partner	-	-	-	174,711
Administrative expense reimbursements - General Partner	-	-	-	139,079
General and administrative	95,273	153,095	244,747	283,137
Impairment loss	-	141,940	-	141,940
Minority interest	-	97,631	13,393	110,751

Total expenses	180,220	1,085,677	1,006,256	3,081,061

Net income	$2,592,243	$947,728	$2,822,308	$1,042,613

Net income allocable to:
Limited Partners	$2,566,321	$938,251	$2,794,085	$1,032,187
General Partner	25,922	9,477	28,223	10,426

	$2,592,243	$947,728	$2,822,308	$1,042,613

Weighted average number of limited partnership
units outstanding	735,232	735,232	735,232	735,633

Net income per weighted average
limited partnership unit	$3.49	$1.28	$3.80	$1.40

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
Year Ended December 31, 2006 and for the Three and Six Months Ended June 30, 2007 (unaudited)

	Limited Partner			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, January 1, 2006	736,882	$13,676,869	$(517,128)	$13,159,741

Limited partnership units redeemed	(1,650)	(77,210)	-	(77,210)
Cash distributions to partners	-	(3,496,273)	(35,328)	(3,531,601)
Net income	-	3,184,589	32,168	3,216,757

Balance, December 31, 2006	735,232	13,287,975	(520,288)	12,767,687

Cash distributions to partners	-	(643,328)	(6,500)	(649,828)
Net income	-	227,764	2,301	230,065

Balance, March 31, 2007	735,232	12,872,411	(524,487)	12,347,924

Cash distributions to partners	-	(3,628,987)	(36,656)	(3,665,643)
Net income	-	2,566,321	25,922	2,592,243

Balance, June 30, 2007	735,232	$11,809,745	$(535,221)	$11,274,524

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$2,822,308	$1,042,613
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,969,156)	(3,618,127)
Finance income	(192,306)	(373,566)
Net gain on sales of equipment	(1,548,969)	-
Income from investments in joint ventures	(106,921)	(104,081)
Depreciation and amortization	567,642	1,926,043
Interest expense on non-recourse financing paid directly
to lenders by lessees	180,474	305,400
Impairment loss	-	141,940
Minority interest	13,393	110,751
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	866,319	1,311,880
Other assets	(16,956)	34,735
Due to General Partner and affiliates, net	(137,664)	120,324
Accounts payable and other liabilities	43,963	(139,376)

Net cash provided by operating activities	522,127	758,536

Cash flows from investing activities:
Proceeds from sales of equipment	9,518,116	21,561
Distributions received from joint ventures	293,958	210,143

Net cash provided by investing activities	9,812,074	231,704

Cash flows from financing activities:
Cash distributions to partners	(4,315,471)	(1,990,441)
Distributions to joint ventures	(426,000)	-
Redemption of limited partnership units	-	(77,210)
Due to General Partner and affiliates, net	-	15,000

Net cash used in financing activities	(4,741,471)	(2,052,651)

Net increase (decrease) in cash and cash equivalents	5,592,730	(1,062,411)
Cash and cash equivalents, beginning of the period	283,188	1,534,864

Cash and cash equivalents, end of the period	$5,875,918	$472,453

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,688	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by third parties	$7,154,362	$3,138,048

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

In joint ventures where the Partnership’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated. Minority interest represents the minority owner’s proportionate share of its equity in the joint venture.  The minority interest is adjusted for the minority owner's share of the earnings, losses and distributions of the joint venture.

(2)	Organization

The Partnership was formed on July 9, 1997 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.  The Partnership will continue until December 31, 2017, unless terminated sooner.

The General Partner was a Connecticut corporation.  Effective June 1, 2007, the General Partner was reincorporated as a Delaware corporation.  The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and financing transactions that the Partnership enters into pursuant to the terms of the Partnership’s limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

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
June 30, 2007
(unaudited)

(2)	Organization - continued

The Partnership’s reinvestment period ended December 20, 2005 and the Partnership commenced its liquidation period. During the liquidation period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs.  The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

(4)	Investments in Operating Leases

Investments in operating leases consist of the following at June 30, 2007 and December 31, 2006:

	2007
	(unaudited)	2006
Aircraft and aircraft related equipment	$-	$18,486,930
Petrochemical tug and barge	-	8,034,770
	-	26,521,700

Accumulated depreciation	-	(14,392,245)

	$-	$12,129,455

ICON Aircraft 46837 LLC (“Aircraft 46837”) was a joint venture between the Partnership and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the General Partner, formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”) that was scheduled to expire on March 31, 2007.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(4)	Investments in Operating Leases - continued

On March 30, 2007, Aircraft 46837 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $920,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

On June 25, 2007, ICON/Michigan-Great Lakes, LLC, a wholly-owned subsidiary of the Partnership, sold all of its rights in a tug boat and barge on charter to Keystone Great Lakes, Inc., its sole asset, to an unaffiliated third party. Of the total sales proceeds of $9,260,000, approximately $4,055,000 was paid to a third party lender to satisfy all outstanding debt, a prepayment penalty and interest owed. The remaining cash balance of approximately $5,205,000 was received by the Partnership and a gain on sale of approximately $2,455,000 was recognized.

(5)	Joint Ventures

The joint ventures described below are not consolidated by the Partnership.

ICON Global Crossing, LLC

The Partnership has an 8.0% interest in ICON Global Crossing LLC (“ICON Global Crossing”), whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The term of the lease is 48 months, which commenced on April 1, 2006.

For the three months ended June 30, 2007 and 2006, the Partnership recognized income of approximately $53,000 and $55,000, respectively, as a result of its investment in ICON Global Crossing.

For the six months ended June 30, 2007 and 2006, the Partnership recognized income of approximately $107,000 and $100,000, respectively, as a result of its investment in ICON Global Crossing.

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“Cheyenne”) was a joint venture among the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight B L.P., which are entities also managed by the General Partner that had ownership interests of 1.00%, 1.27%, and 97.73%, respectively. During the three months ended June 30, 2007, Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by Cheyenne.

(6)	Transactions with Related Parties

Prior to April 1, 2006 and in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees through the reinvestment period of 3%, based on the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for administrative expenses incurred in connection with the Partnership’s operations.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(6)	Transactions with Related Parties - continued

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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and distribution proceeds. The Partnership paid distributions to the General Partner of $43,156 during the six months ended June 30, 2007 and $35,328 for the year ended December 31, 2006. The General Partner’s interest in the Partnership’s net income for the three months ended June 30, 2007 and 2006 was $25,922 and $9,477, respectively. The General Partner’s interest in the Partnership’s net income for the six months ended June 30, 2007 and 2006 was $28,223 and $10,426, respectively.

The Partnership paid the General Partner $190,000 in March 2007, for an amount that was previously advanced in 2006. At June 30, 2007, the Partnership has a payable to the General Partner of approximately $374,000 for accrued administrative expense reimburstments and acquisition fees.

Fees and other expenses charged to operations by the Partnership and paid or accrued to the General Partner or its affiliates for the six months ended June 30, 2007 and 2006, respectively, were as follows:

			June 30,
			(unaudited)
Entity	Capacity	Description	2007	2006
ICON Capital Corp.	General Partner	Management fees	$-	$174,711
ICON Capital Corp.	General Partner	Administrative expense reimbursements	-	139,079

			$-	$313,790

There were no charges for the six months ended June 30, 2007 since the fees were waived effective April 1, 2006. However, if the fees were not waived the total management fees for the three and six months ended June 30, 2007 would have been approximately $20,000 and $140,000, respectively.  If the fees were not waived the total administrative expense reimbursements for the three and six months ended June 30, 2007 would have been approximately $89,000 and $165,000, respectively.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

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

At June 30, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Energy Equipment

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

Manufacturing Equipment for Playgrounds:

•
We have a 100.0% interest in equipment on lease to Playcore Wisconsin, Inc. (“Playcore”), used in a manufacturing facility.  The lease is accounted for as a finance lease and is scheduled to expire on December 31, 2008.

Telecommunications Equipment:

•
We have an 8.0% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), an entity also managed by our General Partner, whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2010.

Lease and Other Significant Transactions

Sale of ICON/Michigan-Great Lakes, LLC

We had a 100.00% interest in ICON/Michigan-Great Lakes, LLC (“BP Amoco”). On June 25, 2007, BP Amoco sold all of its rights in a tug boat and barge (the “Tug boat and Barge”) on charter to Keystone Great Lakes, Inc. (“Keystone”), to an unaffiliated third party for $9,260,000 and a gain on sale of approximately $2,455,000 was recognized. Approximately $4,055,000 of the proceeds was paid to a third party lender to satisfy all outstanding debt, a prepayment penalty and interest owed.

Sale of ICON Aircraft 46837, LLC

We had a 90.00% interest in ICON Aircraft 46837, LLC (“Aircraft 46837”). On March 30, 2007, Aircraft 46837 sold the McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation for $4,260,000 and recognized a loss on sale of approximately $920,000.

New Accounting Pronouncements

Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Results of Operations for the Three Months Ended June 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

We began our liquidation period on December 20, 2005.  During the liquidation period, we sell our assets in the ordinary course of business.  As we sell our assets, finance income will decrease over time as will expenses related to our assets. As leased equipment is sold, we experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total revenue	$2,772,463	$2,033,405	$739,058

Rental income	160,092	1,809,063	(1,648,971)
Finance income	88,897	167,085	(78,188)
Income from investments in joint ventures	52,928	57,219	(4,291)
Net gain on sales of equipment	2,460,629	-	2,460,629
Interest and other income	9,917	38	9,879

Total revenue for the 2007 Quarter increased $739,058, or 36.35%, as compared to the 2006 Quarter.  The increase from the gain on sale of equipment was primarily due to the sale of the Tug boat and Barge previously on charter to Keystone during the 2007 Quarter for a gain of approximately $2,455,000. The decrease in rental income was primarily due to the sale of the Aircraft in March 2007.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended June 30,
	2007	2006	Change
Total expenses	$180,220	$1,085,677	$(905,457)

Depreciation and amortization	13,711	555,360	(541,649)
Interest	71,236	137,651	(66,415)
General and administrative	95,273	153,095	(57,822)
Impairment loss	-	141,940	(141,940)
Minority interest	-	97,631	(97,631)

Total expenses for the 2007 Quarter decreased $905,457, or 83.40%, as compared to the 2006 Quarter.  The decrease in depreciation and amortization and minority interest was primarily due to the sale of the Aircraft in March 2007. ICON Income Fund Ten, LLC, an entity also managed by our General Partner, had a 10% ownership interest in the Aircraft, which resulted in lower minority interest expense for the 2007 Quarter. The decrease in impairment loss was due to our General Partner’s decision during the 2006 Quarter to record a required impairment on our aircraft rotables that were previously on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA (collectively, “Sabena”), of $141,940.

Net Income

As a result of the foregoing factors, net income for the 2007 Quarter was $2,592,243, as compared to net income for the 2006 Quarter of $947,728.  The net income per weighted average number of limited partnership units outstanding for the 2007 Quarter was $3.49 as compared to net income per weighted average number of limited partnership units outstanding for 2006 Quarter of $1.28.

Results of Operations for the Six Months Ended June 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total revenue	$3,828,564	$4,123,674	$(295,110)

Rental income	1,969,156	3,618,127	(1,648,971)
Finance income	192,306	373,566	(181,260)
Income from investments in joint ventures	106,921	104,081	2,840
Net gain on sales of equipment	1,548,969	-	1,548,969
Interest and other income	11,212	27,900	(16,688)

Total revenue for the 2007 Period decreased $295,110, or 7.16%, as compared to the 2006 Period.  The decrease was due to lower rental and finance income that was partly offset by a net gain on sale of equipment. The decrease in rental income was due to the sale of the Aircraft during the 2007 Period. The decrease in finance income was primarily due to the decrease in income recognized from our lease with Playcore and the expiration of our lease with Regus Business Center Corp. in February 2007.  The increase from the net gain on sale of equipment was primarily due to the sale of the Tug boat and Barge for an approximately $2,455,000 gain, partly offset by the loss on the sale of the Aircraft of approximately $920,000.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Six Months Ended June 30,
	2007	2006	Change
Total expenses	$1,006,256	$3,081,061	$(2,074,805)

Depreciation and amortization	567,642	1,926,043	(1,358,401)
Interest	180,474	305,400	(124,926)
Management fees - General Partner	-	174,711	(174,711)
Administrative expense reimbursements - General Partner	-	139,079	(139,079)
General and administrative	244,747	283,137	(38,390)
Impairment loss	-	141,940	(141,940)
Minority interest	13,393	110,751	(97,358)

Total expenses for the 2007 Period decreased $2,074,805, or 67.34%, as compared to the 2006 Period.  The decrease was primarily due to a reduction in depreciation and amortization. In the second quarter of 2006, our General Partner determined that the Aircraft was impaired and changed the estimate of depreciation which resulted in the decrease of monthly depreciation expense from approximately $453,000 to $180,000. In addition, during the three months ended June 30, 2007, no depreciation was recorded due to the sale of the Aircraft in March 2007. The decrease in both Management fees – General Partner and Administrative expense reimbursements – General Partner was due to our General Partner’s decision to waive all future management fees and administrative expense reimbursements, effective April 1, 2006. The decrease in impairment loss was due to our General Partner’s decision to record an impairment loss of $141,940 during the 2006 Period for our aircraft rotables that were previously on lease to Sabena.  The decrease in interest expense and minority interest were primarily due to the sale of the Aircraft during the 2007 Period.

Net Income

As a result of the foregoing factors, net income for the 2007 Period was $2,822,308, as compared to net income for the 2006 Period of $1,042,613.  The net income per weighted average number of limited partnership units outstanding for the 2007 Period was $3.80 as compared to net income per weighted average number of limited partnership units outstanding for 2006 Period of $1.40.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2007, we had cash and cash equivalents of $5,875,918.  During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets.  Our main use of cash during the liquidation period is expected to be for financing activities, in the form of cash distributions to our partners.

Our main source of cash during the 2007 Period was from investing activities. The main source of cash from investing activities was the $4,260,000 of proceeds from the sale of the Aircraft and approximately $5,205,000 from the sale of the Tug boat and Barge. In addition, approximately $294,000 was received as distributions from joint ventures.

Our main use of cash during the 2007 Period was for financing activities.  Our primary use of cash for financing activities was distribution payments to our partners in the amount of $4,315,471.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining finance leases, cash distributions from our joint venture and the proceeds from equipment and asset sales, is sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control. See “Part II, Item 1A.  Risk Factors.”

Distributions

We paid monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which was December 20, 2005.  During the liquidation period, we have continued to make distributions pursuant to the terms of the partnership agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  We paid distributions to our limited partners and our General Partner for the six months ended June 30, 2007 of $4,272,315 and $43,156, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

We paid our General Partner $190,000 in March 2007, for an amount that was previously advanced in 2006. At June 30, 2007, we have a payable to our General Partner of approximately $374,000 for accrued administrative expense reimburstments and acquisition fees.

We have repaid all of our outstanding debt as of June 30, 2007 and have no other contractual obligations and commitments.  We do not have any off balance sheet transactions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, as well as the condensed consolidated financial statements and Quarterly Reports on Form 10-Q for the period ended June 30, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

While evaluating our General Partner’s disclosure controls and procedures during 2006, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff. In response, our General Partner hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10 and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants having assumed the responsibilities of the senior vice president of accounting. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner’s opinion, to ensure the adequacy of our General Partner’s disclosure controls and procedures.

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

There were no limited partnership units redeemed during the six months ended June 30, 2007.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six months ended June 30, 2007

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

Date: August 10, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Date: August 10, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

18