Form 10-Q
period 2007-09-30
ICON INCOME FUND EIGHT /DE
filed 2007-11-13
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership units of the registrant on October 31, 2007 is 735,232.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets

	September 30,
	2007	December 31,
	(unaudited)	2006
Current assets
Cash and cash equivalents	$619,877	$283,188
Current portion of net investment in finance leases	1,438,980	1,670,319
Accounts receivable	-	1,500,353

Total current assets	2,058,857	3,453,860

Non-current assets
Net investments in finance leases, less current portion	647,307	1,450,383
Leased equipment at cost, (less accumulated depreciation of $14,392,245)	-	12,129,455
Investments in joint ventures	3,438,494	3,718,407
Equipment held for sale, net	-	44,933
Other non-current assets, net	206,581	221,353

Total non-current assets	4,292,382	17,564,531

Total Assets	$6,351,239	$21,018,391

Liabilities and Partners' Equity

Current liabilities
Current portion of non-recourse long-term debt	$-	$3,229,104
Accrued expenses and other liabilities	383,135	339,588
Due to General Partner and affiliates	374,062	518,986

Total current liabilities	757,197	4,087,678

Non-current liabilities
Non-recourse long-term debt, net of current portion	-	3,744,785

Total Liabilities	757,197	7,832,463

Minority Interest	-	418,241

Commitments and contingencies

Partners' Equity
General Partner	(592,025)	(520,288)
Limited Partners	6,186,067	13,287,975

Total Partners' Equity	5,594,042	12,767,687

Total Liabilities and Partners' Equity	$6,351,239	$21,018,391

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Rental income	$-	$1,809,064	$1,969,156	$5,427,191
Finance income	76,302	146,676	268,608	520,242
Income from investments in joint ventures	53,563	57,843	160,484	161,924
Net gain on sales of equipment	-	-	1,548,969	-
Interest and other income (loss)	19,899	(867)	31,111	27,033

Total revenue	149,764	2,012,716	3,978,328	6,136,390

Expenses:
General and administrative	53,187	21,927	297,934	305,064
Depreciation and amortization	13,710	717,711	581,352	2,643,754
Impairment loss	-	115,500	-	257,440
Management fees - General Partner	-	-	-	174,711
Administrative expense reimbursements - General Partner	-	-	-	139,079
Interest	38,688	136,577	219,162	441,977
Minority interest	-	81,202	13,393	191,953

Total expenses	105,585	1,072,917	1,111,841	4,153,978

Net income	$44,179	$939,799	$2,866,487	$1,982,412

Net income allocable to:
Limited Partners	$43,737	$930,401	$2,837,822	$1,962,588
General Partner	442	9,398	28,665	19,824

	$44,179	$939,799	$2,866,487	$1,982,412

Weighted average number of limited partnership
units outstanding	735,232	735,232	735,232	736,054

Net income per weighted average
limited partnership unit	$0.06	$1.27	$3.86	$2.67

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity
(unaudited)

	Limited Partner			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Opening balance, January 1, 2006	736,882	$13,676,869	$(517,128)	$13,159,741

Limited partnership units redeemed	(1,650)	(77,210)	-	(77,210)
Cash distributions to partners	-	(3,496,273)	(35,328)	(3,531,601)
Net income	-	3,184,589	32,168	3,216,757

Period ended December 31, 2006	735,232	13,287,975	(520,288)	12,767,687

Cash distributions to partners	-	(643,328)	(6,500)	(649,828)
Net income	-	227,764	2,301	230,065

Period ended March 31, 2007	735,232	12,872,411	(524,487)	12,347,924

Cash distributions to partners	-	(3,628,987)	(36,656)	(3,665,643)
Net income	-	2,566,321	25,922	2,592,243

Period ended June 30, 2007	735,232	11,809,745	(535,221)	11,274,524

Cash distributions to partners	-	(5,667,415)	(57,246)	(5,724,661)
Net income	-	43,737	442	44,179

Period ended, September 30, 2007	735,232	$6,186,067	$(592,025)	$5,594,042

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$2,866,487	$1,982,412
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,969,156)	(5,289,970)
Finance income	(268,608)	(520,242)
Net gain on sales of equipment	(1,548,969)	-
Income from investments in joint ventures	(160,484)	(161,924)
Depreciation and amortization	581,352	2,643,754
Interest expense on non-recourse financing paid directly
to lenders by lessees	180,474	441,977
Impairment loss	-	257,440
Minority interest	13,393	191,953
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,268,319	1,759,363
Other assets	(6,393)	(101,156)
Due to General Partner and affiliates, net	(144,924)	120,122
Accounts payable and other liabilities	31,726	(144,182)

Net cash provided by operating activities	843,217	1,179,547

Cash flows from investing activities:
Proceeds from sales of equipment	9,518,116	21,561
Distributions received from joint ventures	441,488	355,364

Net cash provided by investing activities	9,959,604	376,925

Cash flows from financing activities:
Cash distributions to partners	(10,040,132)	(2,882,963)
Distributions to minority members of consolidated joint ventures	(426,000)	-
Redemption of limited partnership units	-	(77,210)
Due to General Partner and affiliates, net	-	165,000

Net cash used in financing activities	(10,466,132)	(2,795,173)

Net increase (decrease) in cash and cash equivalents	336,689	(1,238,701)
Cash and cash equivalents, beginning of the period	283,188	1,419,446

Cash and cash equivalents, end of the period	$619,877	$180,745

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,688	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by third parties	$7,154,363	$3,138,048

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight A L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally greater than 5% but less than 50% ownership interest, under the equity method of accounting.  In such cases, the Partnership’s original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting. In such cases, the Partnership’s original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership’s investments in joint ventures are subject to its impairment review policies.

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
September 30, 2007
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

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and have received, in addition, other distributions and allocations that provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

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

(4)	Investments in Leased Equipment at Cost

Leased equipment at cost at September 30, 2007 has no balance.  Investments in leased equipment at cost consist of the following at December 31, 2006:

2006
Aircraft and aircraft related equipment	$18,486,930
Petrochemical tug and barge	8,034,770
26,521,700

Accumulated depreciation	(14,392,245)

$12,129,455

ICON Aircraft 46837 LLC (“Aircraft 46837”) was a joint venture between the Partnership and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the General Partner, formed for the purpose of acquiring an investment in a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation (“FedEx”), which lease was scheduled to expire on March 31, 2007.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(4)	Investments in Leased Equipment at Cost - continued

On March 30, 2007, Aircraft 46837 sold the Aircraft to FedEx for $4,260,000 and recognized a loss on the sale of the Aircraft of approximately $920,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations.

On June 25, 2007, ICON/Michigan-Great Lakes, LLC, a wholly-owned subsidiary of the Partnership, sold all of its rights in a tug boat and barge on charter to Keystone Great Lakes, Inc., its sole asset, to an unaffiliated third party for total sales proceeds of $9,260,000.  Approximately $4,055,000 of the proceeds was paid to a third party lender to satisfy all outstanding debt, a prepayment penalty and interest owed. The remaining cash balance of approximately $5,205,000 was received by the Partnership and a gain on sale of approximately $2,455,000 was recognized.

(5)	Joint Ventures

The joint ventures described below are not consolidated by the Partnership.

ICON Global Crossing, LLC

The Partnership has approximately an 8% interest in ICON Global Crossing LLC (“ICON Global Crossing”), an entity also managed by the General Partner, whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The other members of the joint venture are ICON Leasing Fund Eleven, LLC and Fund Ten, entities that are also managed by the General Partner.  The term of the lease is 48 months and commenced on April 1, 2006.

For the three months ended September 30, 2007 and 2006, the Partnership recognized income of approximately $55,000 for each period, as a result of its investment in ICON Global Crossing.

For the nine months ended September 30, 2007 and 2006, the Partnership recognized income of approximately $161,000 and $155,000, respectively, as a result of its investment in ICON Global Crossing.

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“Cheyenne”) was a joint venture between the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight B L.P., which are entities also managed by the General Partner that had ownership interests in Cheyenne of 1.00%, 1.27%, and 97.73%, respectively. During the second quarter of 2007, Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000.  A total gain on sale of approximately $110,000 was recognized by Cheyenne.

(6)	Transactions with Related Parties

Prior to April 1, 2006, and in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees through the reinvestment period of 3%, based on the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner or expenses for rent, depreciation or utilities of the General Partner.

Although the General Partner continues to provide these services, effective April 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and distribution proceeds. The Partnership paid distributions to the General Partner of $100,402 during the nine months ended September 30, 2007 and $35,328 for the year ended December 31, 2006. The General Partner’s interest in the Partnership’s net income for the three months ended September 30, 2007 and 2006 was $442 and $9,398, respectively. The General Partner’s interest in the Partnership’s net income for the nine months ended September 30, 2007 and 2006 was $28,665 and $19,824, respectively.

The Partnership paid the General Partner $190,000 in March 2007, for an amount that was previously advanced in 2006. At September 30, 2007, the Partnership has a non-interest bearing payable due on demand to the General Partner for $374,062 for accrued administrative expense reimbursements and acquisition fees.

Fees and other expenses charged to operations by the Partnership and paid or accrued to the General Partner or its affiliates for the nine months ended September 30, 2006 is as follows:

			Nine Months Ended
			September 30,
Entity	Capacity	Description	2006
ICON Capital Corp.	General Partner	Management fees	$174,711
		Administrative expense
ICON Capital Corp.	General Partner	reimbursements	139,079

			$313,790

There were no charges for the nine months ended September 30, 2007 since the fees were waived effective April 1, 2006.  However, if the fees were not waived, the total management fees for the three and nine months ended September 30, 2007 would have been approximately $20,000 and $160,000, respectively.  If the fees were not waived, the total administrative expense reimbursements for the three and nine months ended September 30, 2007 would have been approximately $79,000 and $244,000, respectively.

(7)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The General Partner is currently evaluating the impact of this pronouncement.

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

At September 30, 2007, our current portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Energy Equipment

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

•	We have a 25.0% interest in the residual value of a mobile offshore drilling rig (“Cecil Provine”), which is on lease with Rowan Companies, Inc.

Manufacturing Equipment for Playgrounds:

•
We have a 100.0% interest in equipment on lease to Playcore Wisconsin, Inc. (“Playcore”), used in a manufacturing facility.  The lease is accounted for as a finance lease and is scheduled to expire on December 31, 2008.

Telecommunications Equipment:

•
We have approximately an 8% ownership interest in ICON Global Crossing, LLC (“ICON Global Crossing”), an entity also managed by our General Partner, whose sole purpose is to lease state-of-the-art telecommunications equipment to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2010.

Lease and Other Significant Transactions

Sale of ICON/Michigan-Great Lakes, LLC

We had a 100.0% interest in ICON/Michigan-Great Lakes, LLC (“BP Amoco”). On June 25, 2007, BP Amoco sold all of its rights in a tug boat and barge (the “Tug boat and Barge”) on charter to Keystone Great Lakes, Inc. (“Keystone”) to an unaffiliated third party for $9,260,000 and a gain on sale of approximately $2,455,000 was recognized. Approximately $4,055,000 of the proceeds was paid to a third party lender to satisfy all outstanding debt, a prepayment penalty and interest owed.

Sale of ICON Aircraft 46837, LLC

We had a 90.0% interest in ICON Aircraft 46837, LLC (“Aircraft 46837”). On March 30, 2007, Aircraft 46837 sold its sole asset, a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on lease to Federal Express Corporation for $4,260,000.  A loss on sale of approximately $920,000 was recognized.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a separate framework for determining fair values of assets and liabilities that are required by other authoritative GAAP pronouncements to be measured at fair value. In addition, SFAS 157 incorporates and clarifies the guidance in FASB Concepts Statement No. 7 regarding the use of present value techniques in measuring fair value. SFAS 157 is effective for financial statements with fiscal years beginning after November 15, 2007. The General Partner is currently evaluating the impact of this pronouncement.

Results of Operations for the Three Months Ended September 30, 2007 (the “2007 Quarter”) and 2006 (the “2006 Quarter”)

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

Revenue for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total revenue	$149,764	$2,012,716	$(1,862,952)

Rental income	-	1,809,064	(1,809,064)
Finance income	76,302	146,676	(70,374)
Income from investments in joint ventures	53,563	57,843	(4,280)
Net gain on sales of equipment	-	-	-
Interest and other income (loss)	19,899	(867)	20,766

Total revenue for the 2007 Quarter decreased $1,862,952, or 92.6%, as compared to the 2006 Quarter.  The decrease in rental income was primarily due to the sale of the Aircraft in March 2007, which resulted in a decrease in rental income of approximately $1,569,000, and the sale of the Tug boat and Barge in June 2007, which resulted in a decrease in rental income of approximately $240,000.  The decrease in finance income was primarily due to the lease expiration of Regus Business Center Corp. in February 2007.

Expenses for the 2007 Quarter and the 2006 Quarter are summarized as follows:

	Three Months Ended September 30,
	2007	2006	Change
Total expenses	$105,585	$1,072,917	$(967,332)

General and administrative	53,187	21,927	31,260
Depreciation and amortization	13,710	717,711	(704,001)
Impairment loss	-	115,500	(115,500)
Interest	38,688	136,577	(97,889)
Minority interest	-	81,202	(81,202)

Total expenses for the 2007 Quarter decreased $967,332, or 90.2%, as compared to the 2006 Quarter.  The decrease in depreciation and amortization and minority interest was primarily due to the sale of the Aircraft in March 2007. ICON Income Fund Ten, LLC, an entity also managed by our General Partner, had a 10% ownership interest in the Aircraft, which resulted in no minority interest expense for the 2007 Quarter. The impairment loss in the 2006 Quarter was due to our General Partner’s decision to record a required impairment on our aircraft rotables that were previously on lease to Sabena Belgian World Airways, Sabena Oman and Sabena MEA (collectively, “Sabena”), of $115,500.  The decrease in interest expense in the 2007 Quarter was due to the sale of the Aircraft and the Tug boat and Barge, which were sold in March and June 2007, respectively, and the associated interest paid on the notes payable.

Net Income

As a result of the foregoing factors, net income for the 2007 Quarter was $44,179, as compared to net income for the 2006 Quarter of $939,799.  The net income per weighted average number of limited partnership units outstanding for the 2007 Quarter was $0.06 as compared to net income per weighted average number of limited partnership units outstanding for 2006 Quarter of $1.27.

Results of Operations for the Nine Months Ended September 30, 2007 (the “2007 Period”) and 2006 (the “2006 Period”)

Revenue for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total revenue	$3,978,328	$6,136,390	$(2,158,062)

Rental income	1,969,156	5,427,191	(3,458,035)
Finance income	268,608	520,242	(251,634)
Income from investments in joint ventures	160,484	161,924	(1,440)
Net gain on sales of equipment	1,548,969	-	1,548,969
Interest and other income	31,111	27,033	4,078

Total revenue for the 2007 Period decreased $2,158,062, or 35.2%, as compared to the 2006 Period.  The decrease was due to lower rental and finance income that was partly offset by a net gain on sale of equipment. The decrease in rental income was due to the sale of the Aircraft and the Tug boat and Barge during the 2007 Period, which represented a combined decrease in rental income of approximately $3,458,000. The decrease in finance income was primarily due to the decrease in income recognized from our lease with Playcore and the expiration of our lease with Regus Business Center Corp. in February 2007.  The net gain on sale of equipment during the 2007 Period was primarily due to the sale of the Tug boat and Barge for an approximately $2,455,000 gain, partly offset by the loss on the sale of the Aircraft of approximately $920,000.

Expenses for the 2007 Period and the 2006 Period are summarized as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Total expenses	$1,111,841	$4,153,978	$(3,042,137)

General and administrative	297,934	305,064	(7,130)
Depreciation and amortization	581,352	2,643,754	(2,062,402)
Impairment loss	-	257,440	(257,440)
Management fees - General Partner	-	174,711	(174,711)
Administrative expense reimbursements - General Partner	-	139,079	(139,079)
Interest	219,162	441,977	(222,815)
Minority interest	13,393	191,953	(178,560)

Total expenses for the 2007 Period decreased $3,042,137, or 73.2%, as compared to the 2006 Period.  The decrease was primarily due to a reduction in depreciation and amortization. In the second quarter of 2006, our General Partner determined that the Aircraft was impaired and changed the estimate of depreciation which resulted in the decrease of monthly depreciation expense from approximately $453,000 to $180,000. In addition, no depreciation was recorded after the first quarter, due to the sale of the Aircraft in March 2007. The decrease in both Management fees – General Partner and Administrative expense reimbursements – General Partner was due to our General Partner’s decision to waive all future management fees and administrative expense reimbursements, effective April 1, 2006. The decrease in impairment loss was due to our General Partner’s decision to record an impairment loss of $257,440 during the 2006 Period for our aircraft rotables that were previously on lease to Sabena.  The decrease in interest expense was primarily due to the sale of the Aircraft and the Tug boat and Barge during the 2007 Period.  The decrease of minority interest was due to the sale of the Aircraft during the 2007 Period.

Net Income

As a result of the foregoing factors, net income for the 2007 Period was $2,866,487, as compared to net income for the 2006 Period of $1,982,412.  The net income per weighted average number of limited partnership units outstanding for the 2007 Period was $3.86 as compared to net income per weighted average number of limited partnership units outstanding for 2006 Period of $2.67.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007, we had cash and cash equivalents of $619,877.  During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets.  Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Our main source of cash during the 2007 Period was from investing activities. The primary source of cash from investing activities was $4,260,000 of proceeds from the sale of the Aircraft and approximately $5,205,000 from the sale of the Tug boat and Barge. In addition, $441,488 was received as distributions from joint ventures.

Our main use of cash during the 2007 Period was for financing activities.  Our primary use of cash for financing activities was distribution payments to our partners in the amount of $10,040,132.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining finance lease, cash distributions from our joint venture and the proceeds from equipment and asset sales, is sufficient to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control. See “Part II, Item 1A.  Risk Factors.”

Distributions

We paid monthly distributions to our limited partners beginning with the first month after the limited partners' admission through the termination of the operating period, which was December 20, 2005.  During the liquidation period, we have continued to make distributions pursuant to the terms of the partnership agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  We paid distributions to our limited partners and our General Partner for the 2007 Period of $9,939,730 and $100,402, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

We paid our General Partner $190,000 in March 2007, for an amount that was previously advanced in 2006. At September 30, 2007, we have a non-interest bearing payable due on demand to our General Partner of $374,062 for accrued administrative expense reimbursements and acquisition fees.

We have repaid all of our outstanding debt as of September 30, 2007 and have no other contractual obligations and commitments.  We do not have any off balance sheet transactions.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, as well as the financial statements and Quarterly Reports on Form 10-Q for the period ended September 30, 2007 for our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

There were no limited partnership units redeemed during the nine months ended September 30, 2007.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the nine months ended September 30, 2007.

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

Date: November 13, 2007

/s/ Thomas W. Martin
Thomas W. Martin
Chairman, Chief Executive Officer and President of the General Partner
(Principal Executive Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

Date: November 13, 2007

/s/ Michael A. Reisner
Michael A. Reisner
Director, Executive Vice President and Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Income Fund Eight A L.P.

17