Form 10-K
period 2007-12-31
ICON INCOME FUND EIGHT /DE
filed 2008-04-11
CIK 1061134

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer        Non-accelerated filer  ☑      Smaller reporting company 

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

There is no established market for limited partnership units of the registrant.

Number of outstanding limited partnership units of the Registrant on February 29, 2008 is 735,232.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,”  “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON Income Fund Eight A L.P. (the “Partnership”) was formed on July 9, 1997 as a Delaware limited partnership.  The Partnership will continue until December 31, 2017, unless terminated sooner.  When used in this report, the terms “we,” “us,” and “our” refer to the Partnership (and its consolidated subsidiaries).

Our general partner is ICON Capital Corp. (our “General Partner”), which was originally a Connecticut corporation.  Effective June 1, 2007, our General Partner was re-incorporated as a Delaware corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited partnership agreement (our “LP Agreement”).

We are currently in our liquidation period. Our maximum offering was $75,000,000 and we commenced business operations on our initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units representing $1,200,000 of capital contributions.  Between October 15, 1998 and May 17, 2000, the date of our final closing, 737,965 additional limited partnership units were sold representing $73,796,504 of capital contributions bringing the total admission to 749,965 limited partnership units representing $74,996,504 of capital contributions.  In the period from May 17, 2000 through December 31, 2006, we redeemed 14,733 limited partnership units.  At December 31, 2007, we had 735,232 limited partnership units outstanding.

Our Business

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price.

We divide the life of the program into three distinct phases:

(1) Offering Period: We invested most of the net proceeds from the sale of limited partnership units in items of equipment subject to a lease.

(2) Reinvestment Period: After the close of the offering period, we reinvested the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to our partners.  The reinvestment period ended on December 20, 2005.

(3) Liquidation Period: Since the end of the reinvestment period, we have sold our assets in the ordinary course of business. If our General Partner believes it would benefit our partners to reinvest the proceeds received from our investments in additional investments during the liquidation period, we may do so, but our General Partner will not receive any additional acquisition fees in connection with such reinvestments. Our goal was to complete the liquidation period in three years after the end of the reinvestment period, but it may take longer to do so.

On December 20, 2005, we began our liquidation period.  During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs. At December 31, 2007 and 2006, we had total assets of $5,674,715 and $20,918,104, respectively.  For the year ended December 31, 2007, three lessees accounted for 100% of our total rental and finance income of $2,300,974. We had net income for the year ended December 31, 2007 of $3,247,516.  For the year ended December 31, 2006, our revenue from total rental and finance income was $7,881,737, which included two lessees that accounted for approximately 92% of our total rental income and finance income. We had net income for the year ended December 31, 2006 of $3,216,757.  For the year ended December 31, 2005, our revenue from total rental and finance income was $9,193,611, which included two lessees that accounted for approximately 80% of our total rental and finance income.  We had net income for the year ended December 31, 2005 of $1,287,041.

At December 31, 2007, our portfolio, which we hold either directly or through joint venture investments with affiliates or non-affiliates, consisted primarily of the following equipment subject to lease:

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

Manufacturing Equipment for Playgrounds:

•
We own equipment on lease to Playcore Wisconsin, Inc. (“Playcore”), which is used in its manufacturing facility.  The lease is accounted for as a finance lease and is scheduled to expire on December 31, 2008.

Telecommunications Equipment:

•
We have approximately an 8% interest in ICON Global Crossing, LLC (“ICON Global Crossing”), which purchased telecommunications equipment from various venders that was then leased to Global Crossing Telecommunications, Inc. (“Global Crossing”). The lease is scheduled to expire on March 31, 2010.

For a discussion of our lease and other significant transactions for the years ended December 31, 2007, 2006 and 2005, please refer to “Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We have only one operating segment: the business of leasing and financing equipment to companies that we believe to be creditworthy.

Competition

The equipment leasing and financing industry is highly competitive.  When seeking leasing and financing transactions for acquisition we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.  Many competitors are larger than us and have greater financial resources than we do.  For additional information about our competition and other risks relating to our operations, please see “Risk Factors” in Item 1A.

Employees

We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

Available Information

Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our General Partner’s internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our General Partner’s website is not deemed part of this Annual Report on Form 10-K. Our Reports are also available on the SEC’s website, at http://www.sec.gov.

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases and revenues, within the United States.

Item 1A. Risk Factors

Our operations are subject to a number of risks.  You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we may face.  If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

Uncertainties associated with the equipment leasing and financing business may affect our business, operating results and financial condition.

We are subject to a number of uncertainties associated with the equipment leasing and financing business that may affect our business, operating results and financial condition. These include but are not limited to:

•	changes in economic conditions, including fluctuations in demand for equipment and interest rates;
•	the technological and economic obsolescence of equipment;
•	potential defaults by lessees or borrowers;
•	the existence of leverage increases the risk of foreclosure; and
•	increases in our expenses, including taxes and insurance expenses.

Our General Partner’s decisions are subject to conflicts of interest with us.

Our General Partner’s decisions could be subject to various conflicts of interest arising out of its relationship to us and our affiliates. Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above ours. Our General Partner sponsors and currently manages six other equipment leasing businesses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” These conflicts may include, but are not limited to:

•	Our General Partner will receive more fees for making investments if we incur indebtedness to fund these acquisitions than it would if we did not incur such indebtedness;
•	Our LP Agreement does not prohibit our General Partner from competing with us for equipment acquisitions and engaging in other types of business;
•	Our General Partner will have opportunities to earn fees for referring a prospective acquisition opportunity to purchasers other than us;
•	Our General Partner may receive fees in connection with the turnover of our equipment portfolio;
•	The lack of separate legal representation for us and our General Partner and lack of arm’s-length transactions could affect negotiations regarding compensation payable to our General Partner;
•
Our General Partner is our tax matters partner and is able to negotiate with the IRS to settle tax disputes that would bind us and our partners that might not be in the best interest of our partners given your individual tax situation; and

•	Our General Partner can make decisions as to when and whether to sell a jointly-owned asset when the co-owner is another business it manages.

The risks and uncertainties associated with the industries of our lessees may indirectly affect our business, operating results and financial condition.

We are indirectly subject to a number of uncertainties associated with the industries of our lessees. We primarily acquire equipment subject to lease, purchase equipment and lease it to third party end users or finance equipment for third party end users and, to a lesser degree, acquire ownership rights to items of leased equipment at lease expiration in a variety of industries with a number of lessees. As such, we are indirectly subject to the various risks and uncertainties that affect our lessees’ businesses and operations.  If such risks or uncertainties were to affect our lessees, we may indirectly suffer a loss on our investment, lose future revenues or experience adverse consequences to our business, operating results and financial condition.

If the value of our equipment declines more rapidly than we anticipate, our financial performance may be adversely affected.

A significant part of the value of some of the equipment that we purchase is the potential value of the equipment once the lease term expires (“residual value”). Generally, leased equipment is expected to decline in value over its useful life. In acquiring equipment, we calculate a residual value for the equipment at the end of the lease based on available information including, depending on the equipment, historical residual value rates.  The expected residual value, when combined with lease payments, is expected to return the cost of our investment in the equipment and provide a rate of return despite the expected decline in the value of the equipment over the lease term. However, the residual value of the equipment at the end of a lease, and whether that value meets our expectations, depends to a significant extent upon many factors, including the following, many of which are beyond our control:

•	our ability to acquire or, to a lesser degree, enter into lease agreements that preserve or enhance the relative value of the equipment;
•	our ability to maximize the value of the equipment upon the sale or re-lease when the lease expires;
•	the technological and economic obsolescence of equipment;
•	market conditions prevailing at the time the lease expires;
•	the cost of new equipment at the time we are remarketing used equipment;
•	the extent to which technological or regulatory developments during the lease term reduce the market for such used equipment;
•	the strength of the economy at the time the lease expires; and
•	the condition of the equipment when the lease expires.

We cannot assure you that our assumptions with respect to value are accurate or that the equipment will not lose value more rapidly than we anticipate. If our residual value estimates are incorrect, the total proceeds of the lease plus the proceeds received from realizing the residual value of the equipment may be insufficient to achieve our anticipated rate of return, or even in growth leases to recover the principal invested.

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

We would have rights against the seller of the equipment for any losses arising from a breach of representations made to us, and against the lessee for a default under the lease. However, we cannot assure you that these rights would make us whole with respect to our entire investment in the equipment or our expected returns on the equipment, including legal costs, costs of repair and lost revenue from the delay in being able to sell or re-lease the equipment due to undetected problems or issues. These costs and lost revenue could negatively affect our liquidity and cash flows, and could negatively affect our profitability if we are unable to recoup such costs from the lessee or other third parties.

If a lessee defaults on its lease, we could incur losses.

We may lease equipment to lessees that have senior debt rated below investment grade. We do not require our lessees to have a minimum credit rating. Lessees with such lower credit ratings may default on lease payments more frequently than lessees with higher credit ratings. If a lessee does not make lease payments to us when due, or violates the terms of its lease in another important way, we may be forced to terminate the lease and attempt to recover the equipment. We may do this at a time when we may not be able to arrange for a new lease or to sell the equipment right away, if at all. If that were to happen, we would lose the expected lease revenues and might not be able to recover the entire amount or any of our original investment in the equipment. The costs of recovering equipment upon a lessee’s default, enforcing the lessee’s obligations under the lease, and transporting, storing, repairing and finding a new lessee for the equipment may be high and may negatively affect the value of our investment in the equipment. These costs could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

If a lessee files for bankruptcy, we may have difficulty enforcing the terms of the lease and may incur losses.

If a lessee files for protection under the bankruptcy laws, the remaining term of the lease could be shortened or the lease could be rejected by the bankruptcy court, which could result in, among other things, any unpaid pre-bankruptcy lease payments being cancelled as part of the bankruptcy proceeding. We may also experience difficulties and delays in recovering equipment from a bankrupt lessee that is involved in a bankruptcy proceeding or has been declared bankrupt by a bankruptcy court. If a lease is rejected in a bankruptcy, we would bear the cost of retrieving and storing the equipment, and then have to remarket the equipment. In addition, the bankruptcy court would treat us as an unsecured creditor for any amounts due under the lease. These costs and lost revenues could also negatively affect our liquidity and cash flows, and could negatively affect our profitability.

We may be subject to greater income tax obligations than originally anticipated.

We have acquired equipment subject to lease that the Internal Revenue Code requires us to depreciate over a longer period than the depreciation period for most of the equipment that our General Partner’s prior equipment leasing funds purchased.  Similarly, some of the equipment that we may purchase may not be eligible for accelerated depreciation under the Modified Accelerated Costs Recovery System, which was established by the Tax Reform Act of 1986 to set forth the guidelines for accelerated depreciation under the Internal Revenue Code. Depending on the equipment that we acquire and its eligibility for accelerated depreciation under the Internal Revenue Code, we may have less depreciation deductions to offset gross lease revenue, thereby increasing our taxable income.

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

We invested in joint ventures with other businesses that our General Partner sponsors and manages, as well as with unrelated third parties. Investing in joint ventures involved additional risks not present when acquiring leased equipment that is wholly owned by us. These risks include the possibility that our co-investors might become bankrupt or otherwise fail to meet financial commitments, thereby obligating us to pay all of the debt associated with the joint venture, as each party to a joint venture typically must guarantee all of the joint venture’s obligations. Alternatively, the co-investors may have economic or business interests or goals that are inconsistent with our investment objectives and want to manage the joint venture in ways that do not maximize our return. Among other things, actions by a co-investor might subject leases that are owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement. Also, when none of the joint owners control a joint venture, there might be a stalemate on decisions, including when to sell the equipment or the prices or terms of a lease. Finally, while we may have the right to buy out the other joint owner’s interest in the equipment in the event of the sale, we may not have the resources available to do so.  These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

We may not be able to obtain insurance for certain risks and would have to bear the cost of losses from non-insurable risks.

Leased equipment may be damaged or lost. Fire, weather, accidents, theft or other events can cause damage or loss of leased equipment. While our leases generally require lessees to have comprehensive insurance and assume the risk of loss, some losses, such as from acts of war, terrorism or earthquakes may either be uninsurable or not economically feasible to insure. Furthermore, not all possible liability claims or contingencies affecting equipment can be anticipated or insured against, and, if insured, the insurance proceeds may not be sufficient to cover a loss. If such a loss occurs to the equipment, we could suffer a total loss of any investment in the affected equipment. In leasing some types of equipment, we may be exposed to environmental tort liability. Although we use our best efforts to minimize the possibility and exposure of such liability including by means of attempting to obtain insurance, we cannot assure you that our assets will be protected against any such claims. These risks could negatively affect our profitability and could result in legal and other costs, which could negatively affect our liquidity and cash flows.

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

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing programs, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and financing industry.

We compete primarily on the basis of pricing, terms and structure. To the extent that our competitors compete aggressively on any combination of those factors, we could fail to meet our investment objectives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our General Partner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our limited partnership units are not publicly traded and there is no public market for our limited partnership units. It is unlikely that any such market will develop.

Number of Partners
Title of Class	as of February 29, 2008
General Partner	1
Limited Partners	2,903

We paid monthly distributions to each of our partners beginning the first month after each  partner was admitted to the Partnership through the termination of the reinvestment period, which occurred on December 20, 2005.  For the years ended December 31, 2007, 2006, and 2005, we paid distributions to our limited partners totaling $10,399,249, $3,496,273, and $3,976,340, respectively.  For the three years ended December 31, 2007, 2006, and 2005, we paid distributions to our General Partner totaling $105,043, $35,328, and $40,165, respectively.

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the “Units”) pursuant to the offering or to participate in any future offering of our Units, we are required pursuant to FINRA Rule 2810(b)(5) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $2.28 per unit at December 31, 2007.

This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand.  From this amount, we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding.  To the extent that this abstract yields a value in excess of the offering price per unit, the offering price per unit is used for these purposes.  This valuation was based solely on our General Partner’s perception of market conditions and the types and amounts of our assets. No independent valuation was sought.  However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $2.28 per unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and FINRA purposes described above. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded and there is no public market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Total revenue (a)	$4,084,448	$8,148,011	$16,488,628	$7,578,431	$1,041,280
Net income (loss) (b)	$3,247,516	$3,216,757	$1,287,041	$(3,521,353)	$(7,912,634)
Net income (loss) allocable to the limited partners	$3,215,041	$3,184,589	$1,274,171	$(3,486,139)	$(7,833,508)
Net income (loss) allocable to the General Partner	$32,475	$32,168	$12,870	$(35,214)	$(79,126)

Weighted average limited partnership
units outstanding	735,232	735,351	738,991	739,966	742,719
Net income (loss) per weighted average
limited partnership units outstanding	$4.37	$4.33	$1.72	$(4.71)	$(10.55)

Distributions to limited partners	$10,399,249	$3,496,273	$3,976,340	$3,924,505	$6,040,214
Distributions per weighted average
limited partnership units outstanding	$14.14	$4.75	$5.38	$5.30	$8.13

Distributions to the General Partner	$105,043	$35,328	$40,165	$40,221	$61,012

	December 31,
	2007	2006	2005	2004	2003
Total assets	$5,674,715	$20,918,104	$26,600,934	$55,918,196	$48,073,352
Notes payable	$-	$6,973,889	$12,436,977	$38,271,477	$23,358,727
Partner's equity	$5,510,911	$12,767,687	$13,159,741	$16,607,978	$23,604,943

(a)  In 2007, we had approximately $4,064,000 less in total revenue than in 2006, which is primarily due to the sale of leased equipment during 2007. In 2007 we had approximately $1,969,000 of rental income. In 2006, we had approximately $7,236,000 of rental income.

(b)  In 2007, we had gains from the sales of equipment of approximately $1,536,000. In 2006, we had gains from the sales of equipment of approximately $20,000. In 2005, we had gains from the sale of equipment of approximately $4,887,000. Also in 2005, we had  gains from the sale of convertible notes of approximately $1,545,000. In 2003, we had losses from terminated leases of  approximately $7,365,000.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Our General Partner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” and “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K.

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third party end users or financed equipment for third parties, provided equipment and other financing and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For the other equipment leases, we finance the majority of the purchase price. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. We anticipate that the future value of the leased equipment will exceed our cash portion of the purchase price.

Our general partner is ICON Capital Corp. (our “General Partner”), which was originally a Connecticut corporation. Effective June 1, 2007, our General Partner was re-incorporated as a Delaware corporation. Our General Partner manages and controls our business affairs, including, but not limited to, our equipment leases and financing transactions, under the terms of our amended and restated limited partnership agreement (our “LP Agreement”).

On December 20, 2005, we began our liquidation period.  During our liquidation period, we have continued to distribute substantially all distributable cash from operations and equipment sales to our partners and are continuing the orderly termination of our operations and affairs.

Current Business Environment and Outlook

We believe that domestic equipment leasing and financing volume is correlated to overall business investments in equipment. According to information published by the Equipment Leasing and Finance Association, domestic business investment in equipment in 2008 is forecasted to be an estimated $1,159 billion as compared to a low of $868 billion in 2002 and estimated investment of $1,106 billion in 2007, while the corresponding forecast for equipment finance volume in 2008 is estimated to be $657 billion as compared to a low of $476 billion in 2003 and estimated value of $625 billion in 2007. In addition, we believe that a similar correlation exists in the international markets in which we operate. Increased capital spending may increase the number of available leases thereby creating more opportunities in the leasing market. While lower interest rates will remain a key obstacle for the equipment leasing and financing industry because of the increased likelihood of customers choosing to purchase rather than lease business investments in equipment, we believe the leasing and financing industry’s outlook for the foreseeable future is encouraging.

Other factors that may negatively affect the leasing and financing industry are (i) the proposed legal and regulatory changes that may affect tax benefits of leasing, and (ii) the continued misperception by potential lessees, stemming from published issues at Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as overall business investment in equipment increases, and as companies tend to preserve cash and lease (rather than purchase) equipment in pre-recessionary and recessionary economies, we are optimistic that equipment leasing volume will increase as more lessees return to the marketplace.

Lease and Other Significant Transactions

We entered into the following leases and other significant transactions during the years ended December 31, 2007, 2006 and 2005:

Sale of ICON/Michigan-Great Lakes, LLC

We previously had a 100.0% interest in ICON/Michigan-Great Lakes, LLC (“ICON/Michigan”). On June 25, 2007, ICON/Michigan sold all of its rights in a tug boat and barge (the “Tug boat and Barge”) on charter to Keystone Great Lakes, Inc. (“Keystone”) to an unaffiliated third party for $9,260,000 and a gain on sale of approximately $2,455,000 was recognized. Approximately $4,055,000 of the proceeds was paid to a third party lender to satisfy all outstanding debt.

Sale of 1979 McDonnell Douglas DC 10-30F Aircraft

On March 31, 2004, we, along with ICON Income Fund Ten LLC (“Fund Ten”), an entity also managed by our General Partner, formed a joint venture, Aircraft 46837, for the purpose of acquiring a 1979 McDonnell Douglas DC 10-30F aircraft on lease to FedEx. We had an option to acquire an additional 61.4% interest in Aircraft 46837 from Fund Ten.  On September 30, 2004, we exercised this option giving us a 90% interest in Aircraft 46837. The lease expired on March 31, 2007. We initially acquired a 28.6% interest in this joint venture for cash and the assumption of non-recourse debt. The non-recourse debt accrued interest at 4.0% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.

At December 31, 2005, our General Partner determined that the aircraft was impaired, based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and we recorded an impairment loss of approximately $3,586,000.

On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000. The final lease payment was paid to the lender, satisfying all remaining debt obligations. Aircraft 46837 realized a loss of approximately $920,000 as a result of the sale of the aircraft.

Telecommunications Equipment

On November 17, 2005, we, along with Fund Ten, and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed by our General Partner, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original interests of 12%, 44% and 44%, respectively, to purchase certain telecommunications equipment from various vendors. On March 31, 2006 Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed our interests and the interests of Fund Ten and Fund Eleven to 8.0%, 30.6% and 61.4%, respectively. The total capital contributions made to ICON Global Crossing as of December 31, 2007 were approximately $25,131,000, of which our share was approximately $2,000,000.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”) and during April 2006 it purchased approximately $3,165,000 (including initial direct costs of approximately $157,000) of additional equipment also subject to a lease with Global Crossing.  The term of the lease is 48 months and the lease began on April 1, 2006.

Manufacturing Equipment for Playgrounds

On December 15, 2005, we entered into an agreement to purchase for $4,040,000 (including initial direct costs of approximately $139,000) in cash the manufacturing equipment of Playcore Wisconsin, Inc. (“Playcore”). Playcore is a manufacturer of playground equipment and backyard products for consumer and commercial markets, such as municipalities, parks, recreation departments, schools and other institutions.  We entered into a lease agreement with Playcore with a base term of 36 months that commenced on January 1, 2006.  The lease will expire on December 31, 2008.

Sale of Aircraft Rotables

On December 28, 2005, we purchased from ICON Cash Flow Partners, L.P., Series E ("Series E"), an entity also managed by our General Partner, additional aircraft parts (“rotables”) with a fair value of approximately $133,000.  Fair value was determined based upon the present value of recent sales offers from unrelated third parties.

For the years ended December 31, 2006 and 2005, we recorded an impairment loss of approximately $258,000 and $1,152,000, respectively, based upon appraisals which indicated that the fair market value was less than the book value of the aircraft rotables at December 31, 2006 and 2005.

Equipment held for sale at December 31, 2006 consisted solely of the remaining aircraft rotable parts. For the years ended December 31, 2006 and 2005, we sold equipment for proceeds of approximately $28,000 and $279,000, respectively.

During the first quarter of 2007, the remaining rotables were sold for proceeds of approximately $59,000 and realized a gain of approximately $14,000 as a result of the sale.

Sale of Boeing Aircraft

On July 12, 2005, we sold two Boeing aircraft; one was a Boeing 737-2E3A aircraft and the other was a Boeing 737-277 aircraft (collectively, the "Aircraft") each of which had been on lease to America West Airlines, Inc. ("America West").  America West, in consideration for the early return of the Aircraft, prepaid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to us as a result of the Aircraft being returned in non-compliance with conditions mandated in the lease. Simultaneously with the receipt of the lease payments and return costs from America West, we sold the Aircraft to NewJet Corporation, an unaffiliated third party, for an aggregate purchase price of approximately $1,000,000.  The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender. Prior to the sale, we recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

In connection with the repayment of the non-recourse debt, the lender released to us the 7.5% convertible notes which had been held as collateral. On July 15, 2005, we sold these 7.5% convertible notes and received approximately $1,660,000 in cash, including accrued interest.

Modular Furniture

We owned modular furniture on lease to E*Trade Corporation as lessee. During November 2004, we were notified of the lessee’s intent to exercise its fair market value purchase option. The lease expired during February 2005 and Varilease Corporation purchased the equipment for approximately $252,000 in cash.  We received the cash in February 2005, resulting in a gain of approximately $63,000.

Recent Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our General Partner has not yet determined whether SFAS No. 157 will have a material impact on our financial condition, results of operations, or cash flow. However, our General Partner believes we will likely be required to provide additional disclosures as part of our future financial statements, beginning with the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Our General Partner is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Our General Partner is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires our General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•	Lease classification and revenue recognition,
•	Asset impairments,
•	Depreciation,
•	Initial direct costs, and
•	Acquisition fees

Lease Classification and Revenue Recognition

Each lease with regard to the equipment we lease to third parties will be classified either as a finance or an operating lease, which will be determined based upon the terms of each lease. For a finance lease, the initial direct costs are capitalized and amortized over the term of the lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the estimated useful life of the equipment.

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

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in rents receivable.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

Our General Partner has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and we do not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

 We record depreciation expense on equipment classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value.  The estimated residual value is our estimate of the value of the equipment at lease termination.  Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Initial direct costs

 We capitalize initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

Acquisition fees

Pursuant to our LP Agreement, acquisition fees paid to our General Partner are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the acquired asset.

Results of Operations for the Years Ended December 31, 2007 (“2007”) and 2006 (“2006”)

We began our liquidation period on December 20, 2005.  During our liquidation period, we will sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

Revenue for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Rental income	$1,969,156	$7,236,254	$(5,267,098)
Finance income	331,818	645,483	(313,665)
Income from investments in joint ventures	215,269	219,075	(3,806)
Net gain on sales of equipment	1,535,576	19,650	1,515,926
Interest and other income	32,629	27,549	5,080

Total revenue	$4,084,448	$8,148,011	$(4,063,563)

Total revenue for 2007 decreased by $4,063,563, or 49.9%, as compared to 2006.  The decrease in total revenue was due primarily to a decrease in rental and finance income in 2007. The decrease in rental income was primarily due to the sale of the assets owned by Aircraft 46837 ($4,707,000) during the first quarter of 2007 and the sale of the assets owned by ICON/Michigan ($560,000) during the second quarter of 2007. The decrease in finance income was primarily due to the expiration of the lease with Regus Business Centre Corp. (“Regus”) during the first quarter in 2007. In addition, finance income recognized for Playcore decreased in 2007 compared to 2006 due to the passage of time. The decrease in total revenue was partly offset by the net gain on sales of equipment of approximately $1,536,000 during 2007. The sale of the assets owned by ICON/Michigan resulted in a gain of approximately $2,455,000. This net gain on sale was partly offset by the loss of approximately $920,000 on the sale of the assets owned by Aircraft 46837.

Expenses for 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006	Change
Management fees - General Partner	$-	$174,711	$(174,711)
Administrative expense (refunds) reimbursements - General Partner	(192,000)	139,079	(331,079)
General and administrative	353,104	469,124	(116,020)
Interest	180,474	548,436	(367,962)
Depreciation and amortization	496,447	3,033,905	(2,537,458)
Impairment loss	-	257,440	(257,440)

Total expenses	$838,025	$4,622,695	$(3,784,670)

Total expenses for 2007 decreased by $3,784,670, or 81.9%, as compared to 2006 as all expenses decreased from the prior year. The decrease in depreciation and amortization expense was due primarily to the sale of the assets owned by Aircraft 46837 during the first quarter of 2007. The decrease in interest expense of $367,962 is primarily due to the sale of the assets owned by Aircraft 46837 and the assets owned by ICON/Michigan in 2007.  Both Aircraft 46837 and ICON/Michigan had debt, which debt was repaid upon the sale of the assets. The decrease in administrative expense reimbursements was primarily due to the forgiveness of debt by our General Partner in 2007.

Minority Interest

Minority interest expense for 2007 decreased by $309,652, or 100%, as compared to 2006.  The decrease in minority interest expense was due to the sale of the assets owned by Aircraft 46837 during the first quarter of 2007.

Net Income

As a result of the foregoing factors, net income for 2007 and 2006 was $3,247,516 and $3,216,757, respectively. The net income per weighted average number of limited partnership units outstanding for 2007 and 2006 was $4.37 and $4.33, respectively.

Results of Operations for the Years Ended December 31, 2006 (“2006”) and 2005 (“2005”)

Revenue for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Rental income	$7,236,254	$8,199,521	$(963,267)
Finance income	645,483	994,090	(348,607)
Income from investments in joint ventures	219,075	12,817	206,258
Net gain on sales of equipment	19,650	4,886,943	(4,867,293)
Net gain on lease termination	-	630,000	(630,000)
Realized gain on sale of convertible notes	-	1,544,573	(1,544,573)
Interest and other income	27,549	220,684	(193,135)

Total revenue	$8,148,011	$16,488,628	$(8,340,617)

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

Expenses for 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005	Change
Management fees - General Partner	$174,711	$508,938	$(334,227)
Administrative expense reimbursements - General Partner	139,079	355,541	(216,462)
General and administrative	469,124	328,397	140,727
Interest	548,436	1,383,131	(834,695)
Depreciation and amortization	3,033,905	7,574,950	(4,541,045)
Reversal of bad debt expense	-	(125,842)	125,842
Impairment loss	257,440	5,422,609	(5,165,169)

Total expenses	$4,622,695	$15,447,724	$(10,825,029)

Total expenses for 2006 decreased by $10,825,029, or 70.1%, as compared to 2005. The decrease in impairment loss is due to our General Partner’s decision during 2006 that our aircraft rotables required an impairment of approximately $257,440, while in 2005 our General Partner determined that our aircraft rotables required an impairment of approximately $1,152,000. Furthermore, our two aircraft sold during July 2005 required an impairment loss prior to sale of approximately $685,000.  The decrease in depreciation and amortization expense was primarily due to our General Partner’s determination, at December 31, 2005, that we would discontinue depreciating one of our assets, a tug boat and barge, on charter with Keystone.  This assessment was based upon the results of our General Partner’s annual review of our assets in accordance with our impairment policy.  During the review process, our General Partner determined that the net book value of this equipment approximated the estimated fair value at lease termination on January 1, 2008.  Our General Partner estimated that this change will result in a decrease in our depreciation and amortization expense of approximately $1,243,000 annually.  The decrease in interest expense was primarily due to our repayment of the outstanding debt balance related to the two Boeing aircraft sold during July 2005.  The decrease of both management fees – General Partner and administrative expense reimbursements – General Partner is due to our General Partner’s decision, effective April 1, 2006, to waive all future management fees and administrative expense reimbursements.

Minority Interest

Minority interest expense in 2006 increased by $554,696, or 225%, as compared to 2005. The increase was primarily due to approximately $3,586,000 impairment loss recognized by Aircraft 46837 during 2005.

Net Income

As a result of the foregoing factors, net income for 2006 and 2005 was $3,216,757 and $1,287,041, respectively. The net income per weighted average number of limited partnership units outstanding for 2006 and 2005 was $4.33 and $1.72, respectively.

Financial Condition

This section discusses the major balance sheet variances from 2007 compared to 2006.

Total Assets

Total assets decreased $15,243,389 from $20,918,104 in 2006 to $5,674,715 in 2007. The decline was primarily driven by a lower leased equipment at cost of approximately $12,129,000 (due to the sale of the assets owned by Aircraft 46837 and the assets owned by ICON/Michigan in 2007), lower net investment in finance lease of approximately $1,570,000 (mainly due to the rental payments received for Playcore in 2007), and the reduction in other assets of approximately $1,554,000 related to the sale of the assets owned by Aircraft 46837 in 2007.

Total Liabilities

Total liabilities decreased $7,568,372 from $7,732,176 in 2006 to $163,804 in 2007. The decline was primarily driven by lower non-recourse notes payable of approximately $6,974,000 (due to the sale of the assets owned by Aircraft 46837 and the assets owned by ICON/Michigan), lower payable to our General Partner and affiliates of approximately $519,000 (mainly due to the repayment of advances from our General Partner during the first quarter of 2007 and the write-off of acquisition fees for ICON Global Crossing, and the write-off of accrued and unpaid acquisition fees incurred in 2005).

Total Partners’ Equity

The decrease in total partners’ equity of $7,256,776 from $12,767,687 in 2006 to $5,510,911 in 2007 was mainly driven by the cash distributed to our partners in 2007.

Liquidity and Capital Resources

Sources and Uses of Cash

At December 31, 2007 and 2006, we had cash and cash equivalents of $604,745 and $182,901, respectively. During our liquidation period our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets.  Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $225,054 from $1,682,092 in 2006 to $1,457,038 in 2007. The decrease was primarily due to the expiration of the lease with Regus during the first quarter in 2007.

During 2006, our main source from operating activities was the collection of finance income of approximately $2,400,000 of which approximately $1,608,000 was from our finance lease with Playcore and approximately $792,000 was from our finance lease with Regus. We had approximately $1,682,000 of net cash provided by operating activities.

Investing Activities

Sources of Cash

Sources of cash from investing activities increased by $9,349,924 from $545,174 in 2006 to $9,895,098 in 2007. The increase in cash was primarily from the proceeds received from the sales of equipment of approximately $5,205,000 for ICON/Michigan and $4,260,000 for Aircraft 46837.

During 2006, we continued to move through our liquidation period, which results in less investing activities, as represented by our significant decrease in our sales proceeds offset by an increase in distributions from joint ventures. This increase was related to the reinvestment, during 2005, of the sales proceeds from the same year. During 2006, we received approximately $505,000 in distributions from our joint ventures of which approximately $497,000 was from our investment in ICON Global Crossing. During 2005, we received approximately $25,144,000 from the sales of equipment. In 2005, we had a one-time increase in cash of approximately $1,545,000 and $630,000 from our sale of convertible notes and lease terminations, respectively. During 2006, we did not use any cash for investing activities.

Uses of Cash

During 2007 and 2006, we did not use any cash for investing activities. During 2005, we used cash of approximately $2,000,000 to invest in a joint venture, ICON Global Crossing, and approximately $4,040,000 of cash to invest in a finance lease, Playcore.

Financing Activities

Sources of Cash

During 2007, we did not have any sources of cash for financing activities. In 2006, we received net advances of $145,000 from our General Partner to facilitate operating activities. In 2005, we received proceeds of $775,000 for our recourse debt.

Uses of Cash

Uses of cash from financing activities increased $7,466,481 from $3,463,811 in 2006 to $10,930,292 in 2007. The increase was primarily due to the increase in cash distributed to our partners during 2007.

The liquidation period calls for repaying debt and obligations in order to eventually settle the fund. During the year ended December 31, 2005, we repaid approximately $11,660,000 of non-recourse debt from the sales of the related assets.  During 2005, we also repaid the entire outstanding balance of $5,400,000 related to our recourse debt. We paid distributions to our partners during 2006 and 2005 of approximately $3,532,000 and $4,017,000, respectively.

We expect financing cash uses in the future to increase due to the repayment of debt and partner distributions.

Financings and Borrowings

We had non-recourse debt obligations which were being paid directly to the lenders by the lessees and accrued interest at rates ranging from 4.0% to 7.89% per year. The outstanding balance of our non-recourse debt at December 31, 2006 was $6,973,889. We had no non-recourse debt at December 31, 2007. On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 which settled the remaining debt. In addition, on June 25, 2007 the Tug boat and Barge on charter to Keystone was sold and approximately $4,055,000 of the total proceeds was paid to a third party lender to satisfy all outstanding debt.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining lease and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future.  However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control. See “Part I, Item 1A.  Risk Factors.”

Distributions

We, at our General Partner’s discretion, paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of the operating period, which was December 20, 2005.  During the liquidation period, we plan to make distributions pursuant to the terms of our LP Agreement.  We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments.  For the years ended December 31, 2007, 2006 and 2005, we paid distributions to our limited partners totaling $10,399,249, $3,496,273 and $3,976,340, respectively.   For the years ended December 31, 2007, 2006 and 2005, we paid distributions to our General Partner totaling $105,043, $35,328 and $40,165, respectively.

Contractual Obligations and Commitments

None.

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

If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place would generally not be affected by changes in interest rates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

We manage our exposure to equipment and residual risk by monitoring the markets our leased equipment are in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
ICON Income Fund Eight A L.P.

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight A L.P. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the year ended December 31, 2007.  Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON Income Fund Eight A L.P. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

April 9, 2008
New York, New York

The Partners
ICON Income Fund Eight A L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of ICON Income Fund Eight A L.P. (a Delaware limited Partnership) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2006 and 2005.  Our audits also include the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Income Fund Eight A L.P. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Partnership’s reinvestment period ended on December 20, 2005 and its liquidation period commenced. During the liquidation period the Partnership intends to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

/s/ Hays & Company LLP

March 28, 2007
New York, New York

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	December 31,
	2007	2006
Current Assets
Cash and cash equivalents	$604,745	$182,901
Current portion of net investment in finance leases	1,555,657	1,670,319
Accounts receivable	-	1,500,353

Total current assets	2,160,402	3,353,573

Non-current assets
Net investments in finance leases, less current portion	-	1,450,383
Leased equipment at cost (less accumulated depreciation of $0 and $14,392,245, respectively)	-	12,129,455

Investments in joint venture	3,346,186	3,718,407
Equipment held for sale, net	-	44,933
Other non-current assets, net	168,127	221,353

Total non-current assets	3,514,313	17,564,531

Total Assets	$5,674,715	$20,918,104

Liabilities and Partners' Equity

Current Liabilities
Current portion of non-recourse long-term debt	$-	$3,229,104
Due to General Partner and affiliates	-	518,986
Accrued expenses and other liabilities	163,804	239,301

Total current liabilities	163,804	3,987,391

Non-current liabilities
Non-recourse long-term debt, net of current portion	-	3,744,785

Total non-current liabilities	-	3,744,785

Total Liabilities	163,804	7,732,176

Minority Interest	-	418,241

Commitments and contingencies (Note 11)

Partners' Equity
General Partner	(592,856)	(520,288)
Limited Partners	6,103,767	13,287,975

Total Partners' Equity	5,510,911	12,767,687

Total Liabilities and Partners' Equity	$5,674,715	$20,918,104

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenue:
Rental income	$1,969,156	$7,236,254	$8,199,521
Finance income	331,818	645,483	994,090
Income from investments in joint ventures	215,269	219,075	12,817
Net gain on sales of equipment	1,535,576	19,650	4,886,943
Net gain on lease termination	-	-	630,000
Realized gain on sale of convertible notes	-	-	1,544,573
Interest and other income	32,629	27,549	220,684

Total revenue	4,084,448	8,148,011	16,488,628

Expenses:
Management fees - General Partner	-	174,711	508,938
Administrative expense (refunds) reimbursements -
General Partner	(192,000)	139,079	355,541
General and administrative	353,104	469,124	328,397
Interest	180,474	548,436	1,383,131
Depreciation and amortization	496,447	3,033,905	7,574,950
Bad debt recovery	-	-	(125,842)
Impairment loss	-	257,440	5,422,609

Total expenses	838,025	4,622,695	15,447,724

Income before Minority Interest	3,246,423	3,525,316	1,040,904

Minority interest	(1,093)	308,559	(246,137)

Net income	$3,247,516	$3,216,757	$1,287,041

Net income allocable to:
Limited Partners	$3,215,041	$3,184,589	$1,274,171
General Partner	32,475	32,168	12,870

	$3,247,516	$3,216,757	$1,287,041

Weighted average number of limited partnership
units outstanding	735,232	735,351	738,991

Net income per weighted average
limited partnership unit	$4.37	$4.33	$1.72

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

				Accumulated
	Limited Partner			Other	Total
	Units	Limited	General	Comprehensive	Partners'
	Outstanding	Partners	Partner	Income	Equity
Balance, January 1, 2005	739,515	16,472,811	(489,833)	625,000	16,607,978

Net income	-	1,274,171	12,870	-	1,287,041
Realized gain on sale of convertible notes	-	-	-	(625,000)	(625,000)
Comprehensive income					662,041
Limited partnership units redeemed	(2,633)	(93,773)	-	-	(93,773)
Cash distributions to partners	-	(3,976,340)	(40,165)	-	(4,016,505)

Balance, December 31, 2005	736,882	13,676,869	(517,128)	-	13,159,741

Net income	-	3,184,589	32,168	-	3,216,757
Limited partnership units redeemed	(1,650)	(77,210)	-	-	(77,210)
Cash distributions to partners	-	(3,496,273)	(35,328)	-	(3,531,601)

Balance, December 31, 2006	735,232	13,287,975	(520,288)	-	12,767,687

Net income	-	3,215,041	32,475	-	3,247,516
Limited partnership units redeemed	-	-	-	-	-
Cash distributions to partners	-	(10,399,249)	(105,043)	-	(10,504,292)

Balance, December 31, 2007	735,232	$6,103,767	$(592,856)	$-	$5,510,911

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$3,247,516	$3,216,757	$1,287,041
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	(1,969,156)	(7,236,254)	(8,199,521)
Finance income	(331,818)	(645,483)	(994,090)
Net gain on sales of equipment	(1,535,576)	(19,650)	(4,886,943)
Net gain on lease termination	-	-	(630,000)
Realized gain on sale of convertible notes	-	-	(1,544,573)
Income from investments in joint ventures	(215,269)	(219,075)	(12,817)
Depreciation and amortization	496,447	3,033,905	7,574,950
Interest expense on non-recourse financing paid directly
to lenders by lessees	180,474	548,436	1,245,414
Impairment loss	-	257,440	5,422,609
Reversal of bad debt expense	-	-	(125,842)
Minority interest	(1,093)	308,559	(246,137)
Changes in operating assets and liabilities:
Collection of principal - non-financed receivables	1,624,001	2,418,072	796,897
Other assets	(36,917)	36,061	(1,220)
Due to General Partner and affiliates, net	(143,112)	120,324	(32,999)
Accrued expenses and other liabilities	(75,497)	(137,000)	350,913
Distributions to/from joint ventures and minority interest	217,038	-	-

Net cash provided by operating activities	1,457,038	1,682,092	3,682

Cash flows from investing activities:
Investment in operating leases	-	-	(133,393)
Investment in finance leases	-	-	(4,040,000)
Proceeds from sales of equipment	9,523,555	40,278	25,143,779
Proceeds from lease termination	-	-	630,000
Proceeds from the sale of convertible notes	-	-	1,544,573
Distributions to minority interest	-	-	(68,308)
Contributions made to joint venture	-	-	(2,000,000)
Distributions received from joint ventures	371,543	504,896	16,001

Net cash provided by investing activities	9,895,098	545,174	21,092,652

Cash flows from financing activities:
Proceeds from note payable - recourse	-	-	775,000
Repayments of notes payable - non-recourse	-	-	(11,659,805)
Repayments of notes payable - recourse	-	-	(5,400,000)
Cash distributions to partners	(10,504,292)	(3,531,601)	(4,016,505)
Distributions to joint ventures	(426,000)	-	-
Redemption of limited partnership units	-	(77,210)	(93,773)
Due to General Partner and affiliates, net	-	145,000	-

Net cash used in financing activities	(10,930,292)	(3,463,811)	(20,395,083)

Net increase (decrease) in cash and cash equivalents	421,844	(1,236,545)	701,251
Cash and cash equivalents, beginning of the year	182,901	1,419,446	718,195

Cash and cash equivalents, end of the year	$604,745	$182,901	$1,419,446

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,688	$-	$140,309

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest on non-recourse long-term debt paid
directly to lenders by lessees	$7,154,362	$6,276,095	$10,527,945

See accompanying notes to consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization

ICON Income Fund Eight A L.P. (the "Partnership") was formed on July 9, 1997 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions; (ii) made monthly cash distributions, at the General Partner’s discretion, to its partners commencing with each partner's admission through the reinvestment period, which ended on December 20, 2005, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) began to dispose of its investments and distribute the excess cash from sales of such investments to its partners.

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

The general partner of the Partnership is ICON Capital Corp. (the "General Partner"), which was originally a Connecticut corporation. Effective June 1, 2007, our General Partner was re-incorporated as a Delaware corporation. The General Partner manages and controls the business affairs, including, but not limited to, the Partnership's equipment leases and financing transactions that the Partnership enters into under the terms of the Partnership’s amended and restated limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of 12,000 limited partnership units representing $1,200,000 of capital contributions.  Between October 15, 1998 and May 17, 2000, the final closing date, 737,965 additional limited partnership units were sold representing $73,796,504 of capital contributions bringing the total admission to 749,965 limited partnership units sold representing $74,996,504 of capital contributions.  Between October 15, 1998 and December 31, 2007, the Partnership redeemed 14,733 limited partnership units leaving 735,232 limited partnership units outstanding at December 31, 2007.

The Partnership invested most of the net proceeds from its offering in equipment leases, equipment financing transactions and residual ownership rights in leased equipment.  After the net offering proceeds were invested, additional investments were made with the cash generated from the Partnership’s initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners.  The investment in additional equipment in this manner is called “reinvestment.”  The Partnership purchased equipment from time to time until five years from the date the offering was completed.  This time frame is called the “reinvestment period,” which ended on December 20, 2005.  After the reinvestment period, the Partnership began selling its assets in the ordinary course of business during a time frame called the “liquidation period.”

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)	Organization - continued

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions.  Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and distribution proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership's investments in joint ventures are subject to its impairment review policies.

In joint ventures where the Partnership’s interest is majority owned, the financial condition and results of operations of the joint venture are consolidated.  Minority interest represents the minority owner’s proportionate share of its equity in the joint venture. The minority interest is adjusted for the minority owner’s share of the earnings, losses and distributions of the joint venture.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Risks and Uncertainties

In the normal course of business, the Partnership is exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world.  Although the Partnership does not currently foresee a concentrated credit risk associated with these customers, lease payments are dependent upon the financial stability of the industry segments in which they operate.  See Note 10 for concentration of risk.

Market risk reflects the change in the value of debt instruments due to change in interest rate spreads or other market factors.  The Partnership believes that the carrying value of its investments is reasonable taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

Allowance for Doubtful Accounts

 When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2007 and 2006.

Debt Financing Costs

Expenses associated with the issuance of long-term debt are capitalized and amortized over the term of the debt instrument using the effective interest rate method.  These costs are included in other non-current assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight line basis over the lease term which range from 4 to 5 years to the asset’s residual value.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset and, if applicable, the remaining obligation to the non-recourse lender.  Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits its rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse debt is repaid in full. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. The General Partner’s review for impairment includes a consideration of the existence of impairment indicators including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Held for Sale

Equipment held for sale is recorded at the lower of cost or estimated fair value, less anticipated costs to sell and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

Equipment held for sale is not depreciated and related deferred costs are not amortized. Subsequent changes to the asset’s fair value, either increases or decreases, are recorded as adjustments to the carrying value of the equipment; however, any such adjustment would not exceed the original carrying value of the equipment held for sale.

Redemption of Limited Partnership Units

The Partnership may, at its discretion, redeem units from a limited number of its limited partners in any one year, as provided for in the LP Agreement.  The redemption price for any units approved for redemption is based upon a formula, as provided in the LP Agreement.  Limited partners are required to hold their units for at least one year before redemptions will be permitted.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Per Unit Data

Net income (loss) is based upon the weighted average number of limited partnership units outstanding during the year.

Unguaranteed Residual Values

The Partnership carries its investments in estimated unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the Partnership's policy relating to impairment review.

Revenue Recognition

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight line basis over the lease term.  Billed and uncollected operating lease receivables are included in accounts receivable.  Accounts receivable are stated at their estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

The General Partner has an investment committee that approves each new equipment and financing transaction and lease acquisition.  As part of its process it determines the residual value, if any, to be used once the acquisition has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Initial direct costs

The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets and investment in financing facility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Costs related to leases that are not consummated are expensed as an acquisition expense.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2) Summary of Significant Accounting Policies - continued

Acquisition fees

Pursuant to the LP Agreement, acquisition fees paid to the General Partner are based on 3% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

Income Taxes

The Partnership is taxed as a partnership for federal and state income taxes. No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership.  The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

Comprehensive (Loss)

Comprehensive (loss) is reported in the accompanying Consolidated Statements of Changes in Partners’ Equity and consists of net income and other gains and losses affecting Partners’ equity that are excluded from net income.

Recent Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The General Partner has not yet determined whether SFAS No. 157 will have a material impact on the Partnership’s financial condition, results of operations, or cash flow. However, the General Partner believes the Partnership will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2008.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(2)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The General Partner is currently evaluating the impact of adopting SFAS No. 159 on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

(3)	Net Investments in Finance Leases

Net investments in finance leases consisted of the following at December 31:

	2007	2006

Minimum rents receivable	$1,474,000	3,278,319
Estimated residual value	200,000	200,000
Initial direct costs, net	-	92,544
Unearned income	(118,343)	(450,161)

Net investments in finance leases	1,555,657	3,120,702

Less: Current portion of net
investment in finance leases	1,555,657	1,670,319

Net investments in finance leases,
less current portion	$-	$1,450,383

The Partnership had an investment in a finance lease with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease since August 2000. Regus filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on January 14, 2003. The Partnership had been negotiating an amended lease with Regus which was approved when Regus emerged from bankruptcy protection.

Under the amended lease, Regus commenced making payments at a reduced rental rate, with an extension for 48 months, effective March 15, 2003. On February 28, 2007, the lease expired and Regus purchased the equipment under a bargain purchase option.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(3)	Net Investments in Finance Leases - continued

Due to Regus’s history of timely payments subsequent to emerging from bankruptcy, the General Partner determined that the allowance for doubtful accounts recorded during prior years was no longer required and reversed $125,842 during the year ended December 31, 2005.

On December 16, 2005, the Partnership entered into an agreement to purchase and lease back certain manufacturing equipment owned by Playcore Wisconsin, Inc. (“Playcore”) for $4,040,000 (including initial direct costs of approximately $139,000) in cash. The Partnership entered into a lease agreement with Playcore with a base term of 36 months that commenced on January 1, 2006.  This lease is accounted for as a direct finance lease. The Partnership paid an acquisition fee to its General Partner of $121,200 relating to the purchase of this equipment.

(4)	Leased Equipment at Cost

Leased equipment at cost consisted of the following at December 31:

	2007	2006
Aircraft and aircraft related equipment	$-	$18,486,930
Petrochemical tug and barge	-	8,034,770
	-	26,521,700

Accumulated depreciation	-	(14,392,245)

	$-	$12,129,455

Depreciation expense was $540,220, $2,979,776 and $7,269,861 for the years ended December 31, 2007, 2006 and 2005, respectively.

Aircraft and Aircraft Related Equipment

On March 31, 2004, the Partnership and ICON Income Fund Ten, LLC ("Fund Ten"), an entity also managed by the General Partner, formed a joint venture, ICON Aircraft 46837, LLC ("Aircraft 46837"), for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx"), which expired on March 31, 2007. The Partnership initially acquired a 28.6% interest in this joint venture for a total cash contribution of approximately $1,100,000. The Partnership capitalized legal and other costs of approximately $239,000 as part of the cost of the investment.

The Partnership had an option to acquire an additional 61.4% interest in Aircraft 46837 from Fund Ten. The cost of the option was approximately $420,000, which included $10,000 paid to Fund Ten and approximately $410,000 paid to the General Partner as an acquisition fee. During the third quarter of 2004, the option was exercised and Fund Ten sold a 61.4% of its interest in Aircraft 46837 to the Partnership giving the Partnership a 90% interest. Fund Ten received approximately $2,297,000 for the 61.4% interest.

The non-recourse debt accrued interest at 4.0% per year and matured in March 2007. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease with FedEx.  The outstanding balance of the non-recourse debt secured by this aircraft at December 31, 2006 was $2,660,814.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(4)	Leased Equipment at Cost - continued

At December 31, 2005, the General Partner determined that the aircraft was impaired, based upon an appraisal that indicated a slower than expected recovery in the air transportation industry, and Aircraft 46837 recorded an impairment loss for approximately $3,586,000.

On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

Also, the  Partnership  owned a Boeing  737-2E3A  aircraft  and a Boeing  737-277 aircraft  (collectively, the  "Aircraft"),  each of  which  had been on lease to America West Airlines, Inc. ("America West"). On July 12, 2005, America West, in consideration for the early return of the Aircraft, prepaid the remaining lease payments through the end of the lease terms totaling approximately $630,000, along with return costs totaling approximately $2,380,000. The return costs were paid to the Partnership as consideration for the Aircraft being returned in non-compliance with conditions mandated in the lease.  Simultaneously with the receipt of the lease payments and return  costs  from  America  West,  the  Partnership  sold the  Aircraft  to an unaffiliated  third party, for the aggregate  purchase price of approximately $1,000,000. The amounts received for the lease payments, return costs and the purchase price for the Aircraft were used to repay, in full, the outstanding debt balance owed to the lender.  During the quarter ended June 30, 2005, the Partnership recognized an impairment loss of approximately $685,000 relating to the sale of the Aircraft.

Coal Handling Facility

The Partnership, along with ICON Cash Flow Partners L.P. Six ("L.P. Six"), an entity also managed by the General  Partner,  had an interest of 99.4975% and 0.5025%,  respectively, in ICON/Boardman Facility LLC ("ICON BF"). ICON BF owned a coal handling facility on lease with Portland General Electric ("PGE"), a utility company in Portland, Oregon.

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

Petrochemical Tug and Barge

We had a 100.0% interest in ICON/Michigan-Great Lakes, LLC (“ICON/Michigan”). On June 25, 2007, ICON/Michigan sold all of its rights in a tug boat and barge (the “Tug boat and Barge”) on charter to Keystone Great Lakes, Inc. (“Keystone”) to an unaffiliated third party for $9,260,000 and a gain on sale of approximately $2,455,000 was recognized. Approximately $4,055,000 of the proceeds was paid to a third party lender to satisfy all outstanding debt.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(5)	Investments in Joint Ventures

The Partnership and certain of its affiliates, entities also managed and controlled by the General Partner, formed two joint ventures, discussed below, for the purpose of acquiring and managing various assets.  The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions.  The Partnership and the other members have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desire to sell their interests in the equipment or joint venture. The remaining joint venture described below is minority owned by the Partnership.

ICON Global Crossing, LLC

       On November 17, 2005, the Partnership, along with Fund Ten and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), entities also managed and controlled by the General Partner, formed ICON Global Crossing, LLC (“ICON Global Crossing”) with original interests of 12%, 44% and 44%, respectively, to purchase certain telecommunications equipment from various vendors. On March 31, 2006, Fund Eleven made an additional capital contribution to ICON Global Crossing of approximately $7,734,000, which changed the interests of the Partnership, Fund Ten and Fund Eleven to 8.0%, 30.6% and 61.4%, respectively.

During February and March 2006, ICON Global Crossing purchased approximately $22,113,000 of equipment that is subject to a lease with Global Crossing and during April 2006 purchased approximately $3,165,000 (including initial direct costs of approximately $157,000) of additional equipment that is subject to a lease with Global Crossing. The Partnership paid acquisition fees to the General Partner of $60,000.  The term of the lease is 48 months and the lease commenced on April 1, 2006. The Partnership’s net carrying value of ICON Global Crossing is approximately $1,349,000 at December 31, 2007.

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

The following joint venture described below is minority owned and not entered into with affiliates of the Partnership:

Gulf Coast Leasing, LLC

During March 2000, the Partnership acquired a 50% interest in Gulf Coast Leasing, LLC ("Gulf Coast"), which acquired a 50% residual value interest in an off-shore drilling rig subject to lease with an unaffiliated third party. The lease expires on June 23, 2008. All of the rental payments under the lease are used to service the non-recourse debt that was incurred to acquire the equipment which also matures on June 23, 2008. The Partnership accounts for its investment in Gulf Coast using the cost method as the Partnership has virtually no influence over the financial and operating matters of Gulf Coast. The Partnership paid approximately $1,997,000 in cash, including acquisition fees, to acquire its interest.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(6)	Equipment Held for Sale

On December 28, 2005, the Partnership purchased from ICON Cash Flow Partners, L.P., Series E, an entity also managed by the General Partner, additional aircraft rotable parts for Boeing A300 aircraft valued at approximately $133,000. The fair value was determined at that time, based upon the present value of sales offers from unrelated third parties. Aircraft rotables are replacement spare parts that are held typically in inventory by an aircraft operator.

For the years ended December 31, 2006 and 2005, the Partnership recorded an impairment loss of approximately $258,000 and $1,152,000, respectively, based upon appraisals which indicated that the fair market value was less than the book value of the aircraft rotables at December 31, 2006 and 2005.

Equipment held for sale at December 31, 2006 consisted solely of the remaining aircraft rotable parts. For the years ended December 31, 2006 and 2005, the Partnership sold equipment for proceeds of approximately $28,000 and $279,000, respectively.

During the first quarter of 2007, the remaining aircraft rotable parts were sold for proceeds of approximately $59,000 and the Partnership recorded a gain  on sale of equipment of approximately $14,000.

(7)	Non-Recourse Long-Term Debt

There was no non-recourse debt at December 31, 2007.  On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 repaying the remaining debt. In addition, on June 25, 2007 the Tug boat and Barge on charter to Keystone was sold. Approximately $4,055,000 of the total proceeds was paid to a third party lender to satisfy all outstanding debt. The outstanding balances of non-recourse notes payable at December 31, 2006 were $6,618,975 and were related to the equipment sold during 2007.  The Partnership’s non-recourse notes payable were paid directly to the lenders by the lessees and accrued interest at either 4.0% or 7.89% per year.

(8)	Transactions with Related Parties

Prior to April 1, 2006, and in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the reinvestment period, of 3% of the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and financing activities.  Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(8)	Transactions with Related Parties - continued

Administrative expense reimbursements are costs incurred by the General Partner that are necessary to the Partnership’s operations.  These costs include the General Partner’s legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.  Excluded are salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner or expenses for rent, depreciation or utilities of the General Partner.

Although the General Partner continues to provide these services, effective April 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $105,043, $35,328 and $40,165 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the General Partner’s interest in the Partnership’s net income was $32,475, $32,168 and $12,870 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Partnership had a payable of $518,986 due to the General Partner at December 31, 2006. The Partnership owed the General Partner approximately $192,000 for accrued and unpaid administrative expense reimbursements, of which approximately $72,000 were unpaid from December 31, 2005, and approximately $181,000 for accrued and unpaid acquisition fees for the year ended December 31, 2005. In addition, the General Partner advanced the Partnership $190,000 during 2006. The Partnership has repaid $45,000. This advance is payable on demand and does not accrue interest. The accrued and unpaid acquisition fees and administrative fees of approximately $181,000 and $192,000, respectively, were forgiven by the General Partner during 2007. The Partnership has no amounts due to General Partner at December 31, 2007.

Fees and other expenses charged to operations or capitalized by the Partnership and paid or accrued to the General Partner or its affiliates for the years ended December 31, 2007, 2006 and 2005, respectively, were as follows:

	Years Ended December 31,
	2007	2006	2005
Acquisition fees (1)	$(181,200)	$-	$181,200
Management fees (2)	-	174,711	508,938
Administrative expense reimbursements (2)	(192,000)	139,079	355,541

	$(373,200)	$313,790	$1,045,679

(1) Amount included in other assets and amortized over the life of the related asset.
(2) Charged directly to operations.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(9)	Fair Value of Financial Instruments

Fair value information with respect to the Partnership's leased assets and liabilities is not separately provided since (i) SFAS No. 107, “Disclosures About Fair Values of Financial Instruments,” does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of recourse notes payable, if any, approximates fair value due to their short-term maturities and variable interest rates.

(10)	Concentrations

The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  The Partnership has placed these funds in a high quality institution in order to minimize the risk of loss, relating to exceeding insured limits.

Concentrations of credit risk with respect to lessees are dispersed across the different industry segments within the United States of America; accordingly, the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the lessees.

For the year ended December 31, 2007 the Partnership had three lessees that accounted for 100% of total rental income and finance income. For the year ended December 31, 2006 and 2005, the Partnership had two lessees which accounted for approximately 92% and 80% of total rental income and finance income, respectively.

(11)	Commitments and Contingencies and Off-Balance Sheet Transactions

The Partnership has entered into residual sharing agreements with various third parties.  In connection with these agreements, residual proceeds received in excess of specific amounts will be shared with these third parties based on specific formulas.

At the time the Partnership acquires or divests of its interest in an equipment lease or other leasing transaction, the Partnership may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The General Partner believes that any liability of the Partnership that may arise as a result of any such indemnification obligation will not have a material adverse effect on the consolidated financial condition of the Partnership taken as a whole.

(12)	Geographic Information

All long-lived assets, which include finance leases and revenues, are within the United States.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(13)	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2007 and 2006:

	(unaudited)
	Quarters Ended in 2007				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2007
Revenue	$1,056,101	$2,772,463	$149,764	$106,120	$4,084,448
Net (loss) income allocable to limited partners	$227,764	$2,566,321	$43,737	$377,219	$3,215,041
Weighted average number of limited
partnership units outstanding	735,232	735,232	735,232	735,232	735,232
Net (loss) income per weighted average
limited partnership unit	$0.31	$3.49	$0.06	$0.51	$4.37

	(unaudited)
	Quarters Ended in 2006				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2006
Revenue	$2,090,269	$2,033,405	$2,012,716	$2,011,621	$8,148,011
Net income allocable to limited partners	$93,936	$938,251	$930,401	$1,222,001	$3,184,589
Weighted average number of limited
partnership units outstanding	736,039	735,232	735,232	735,351	735,351
Net income per weighted average
limited partnership unit	$0.13	$1.28	$1.27	$1.66	$4.33

(14)	Income Tax Reconciliation (unaudited)

No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership.  The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the partners.

At December 31, 2007 and 2006, the partners’ capital accounts included in the consolidated financial statements totaled $5,510,911 and $12,767,687, respectively. The partners’ capital accounts for federal income tax purposes at December 31, 2007 and 2006 totaled $17,069,701 and $22,272,300, respectively. The difference arises primarily from commissions reported as a reduction in the partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes, and differences in direct finance leases, depreciation and amortization and provision for losses between financial reporting and federal income tax purposes.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(14)	Income Tax Reconciliation (unaudited) - continued

The following table reconciles net income for financial statement reporting purposes to the net income for federal income tax purposes, for the years ended December 31, 2007, 2006 and 2005 :

	2007	2006	2005
Net income per consolidated financial statements	3,247,516	$3,216,757	$1,287,041

Adjustments for direct finance lease	1,430,319	1,772,595	354,345
Interest	62,315	-	-
Impairment	-	257,440	-
Deferred income	-	(202,611)	-
Depreciation and amortization	(1,843,987)	(2,690,518)	5,299,706
Gain (loss) on sale of equipment	2,882,089	(775,759)	18,245,519
Other items	(476,560)	(1,555,148)	(1,524,107)

Net income for federal income tax purposes	$5,301,692	$22,756	$23,662,504

Schedule II

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Valuation and Qualifying Accounts

	Balance At	Charged To			Balance At
	Beginning	Costs And			End
	Of Year	Expenses	Deduction		Of Year
Year ended December 31, 2007
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2006
Allowance for doubtful accounts
(deducted from investments in finance leases)	$-	$-	$-		$-

Year ended December 31, 2005
Allowance for doubtful accounts
(deducted from investments in finance leases)	$125,842	$-	$125,842	(1)	$-

(1) Due to Regus Business Center Corp. continued good payment history the Partnership reduced the allowance for doubtful accounts to zero.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 On November 26, 2007, ICON Income Fund Eight A L.P. (the “Registrant”) terminated the services of Hays & Company LLP (“Hays”) as its independent registered public accounting firm for the fiscal year ended December 31, 2007.  The decision to dismiss Hays was recommended and approved by the board of directors of ICON Capital Corp. (the “General Partner”), the General Partner of the Registrant (“Board of Directors”).

The audit report of Hays on the balance sheet as of December 31, 2006 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Registrant’s fiscal year ended December 31, 2006, and the subsequent interim period through November 26, 2007, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hays on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Hays, would have caused Hays to make reference to the subject matter of the disagreement in connection with its report and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions), except the following with regard to the internal controls of the Registrant’s General Partner:

While evaluating the General Partner’s disclosure controls and procedures during 2006, Hays advised the General Partner and the General Partner recognized that greater internal controls were needed to aid in a more efficient closing of the Registrant’s financial statements, thereby requiring the General Partner to hire additional skilled accounting staff.  In response, the General Partner hired several additional accounting staff members who are certified public accountants and/or are experienced with public reporting entities, including three additional senior accountants with more than 16, 10, and 9 years, respectively, of experience with public reporting entities, the most senior of those accountants was appointed Senior Vice President of Accounting.

The Registrant provided Hays with a copy of this disclosure and Hays furnished the Registrant with a letter dated November 30, 2007, addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the above statements.  A copy of Hays’ letter dated November 30, 2007, is attached as Exhibit 16.1 to the Form 8-K that was filed with the SEC on November 30, 2007.

On November 26, 2007, the Board of Directors engaged Ernst & Young LLP (“Ernst & Young”) as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007. During the Registrant’s fiscal year ended December 31, 2006 and the subsequent interim period through November 26, 2007, neither the Registrant nor any one acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements and no written report or oral advice was provided by Ernst & Young to the Registrant that Ernst & Young concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and related instructions).

Item 9A(T). Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2007, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Our General Partner’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework."

Based on its assessment, our General Partner believes that, as of December 31, 2007, its internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits the Partnership to only provide management’s reports in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's General Partner and Corporate Governance

Our General Partner, ICON Capital Corp., a Delaware corporation, was formed in 1985 as a Connecticut corporation and was re-incorporated in Delaware effective June 1, 2007. Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700.

In addition to the primary services related to our acquisition and disposition of equipment, our General Partner provides services relating to the day-to-day management of our equipment. These services include collecting payments due from lessees, remarketing equipment that is off-lease, inspecting equipment, serving as a liaison with lessees, supervising equipment maintenance, and monitoring performance by lessees of their obligations, including payment of rent and all operating expenses.

Name	Age	Title
Thomas W. Martin	53	Chairman and Director
Michael A. Reisner	37	Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director
Mark Gatto	35	Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director
Joel S. Kress	35	Executive Vice President — Business and Legal Affairs
H. Daniel Kramer	56	Senior Vice President and Chief Marketing Officer
David J. Verlizzo	35	Senior Vice President — Business and Legal Affairs
Anthony J. Branca	39	Senior Vice President — Accounting and Finance
Craig A. Jackson	49	Senior Vice President — Remarketing and Portfolio Management

Thomas W. Martin, Chairman, has been a Director since August 1996.  Prior to joining ICON, Mr. Martin was the Executive Vice President, Chief Financial Officer, and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.  Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

Michael A. Reisner, Co-Chief Executive Officer, Co-President, Chief Financial Officer, and Director, joined ICON in 2001. Mr. Reisner was previously Executive Vice President, Chief Financial Officer, and Director.  In addition, Mr. Reisner was formerly General Counsel and he also formerly held the position of Executive Vice President – Acquisitions.  Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions.  Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer, and Director, originally joined ICON in 1999 and was previously Executive Vice President and Chief Acquisitions Officer.  Mr. Gatto was formerly Executive Vice President – Business Development from February 2006 to May 2007 and Associate General Counsel from November 1999 through October 2000.  Mr. Gatto is responsible for business and corporate development, including the acquisition of equipment subject to lease. Before serving as Associate General Counsel, Mr. Gatto was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. From November 2000 to June 2003, Mr. Gatto was Director of Player Licensing for the Topps Company and, in July 2003, he co-founded a specialty business consulting firm in New York City and served as its managing partner before re-joining our General Partner in April 2005.  Mr. Gatto received an M.B.A from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Joel S. Kress, Executive Vice President – Business and Legal Affairs, started his tenure with our General Partner in August 2005 as Vice President and Associate General Counsel.  In February 2006, he was promoted to Senior Vice President and General Counsel, and in May 2007 he was promoted to his current position.  Previously, from 2001 to 2005, Mr. Kress was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in New York and London, England, concentrating on mergers and acquisitions, corporate finance and financing transactions (including debt and equity issuances) and private equity investments.  Mr. Kress received a J.D. from Boston University School of Law and a B.A. from Connecticut College.

H. Daniel Kramer, Senior Vice President and Chief Marketing Officer, joined our General Partner in 2008.  Mr. Kramer has more than 30 years of equipment leasing and structured finance experience. Most recently, Mr. Kramer was part of CIT Commercial Finance, Equipment Finance Division offering equipment leasing and financing solutions to complement public and private companies’ capital structure.  Prior to that role, Mr. Kramer was Senior Vice President, National Sales Manager with GMAC Commercial Equipment Finance leading a direct sales origination team, Senior Vice President and National Sales Manager for ORIX Commercial Structured Equipment Finance division, and President of Kramer, Clark & Company for 12 years providing financial consulting services to private and public companies, including structuring and syndicating private placements, equipment leasing and recapitalizations.

David J. Verlizzo has been Senior Vice President – Business and Legal Affairs since July 2007.  Mr. Verlizzo was formerly Vice President and Deputy General Counsel from February 2006 to July 2007 and was Assistant Vice President and Associate General Counsel from May 2005 until January 2006.  Previously, from 2001 to 2005, Mr. Verlizzo was an attorney with Cohen Tauber Spievack & Wagner LLP in New York, concentrating on public and private securities offerings, securities law compliance and corporate and commercial transactions.  Mr. Verlizzo received a J.D. from Hofstra University School of Law and a B.S. from The University of Scranton.

Anthony J. Branca has been Senior Vice President – Accounting and Finance since January 2007. Mr. Branca was Director of Corporate Reporting & Analysis for The Nielsen Company (formerly VNU) from May 2005 until January 2007, and held various other management positions with The Nielsen Company from July 1997 through May 2005.  Previously, from 1994 through 1997, Mr. Branca was employed as a senior accountant at Fortune Brands and started his career as an auditor with KPMG Peat Marwick in 1991.  Mr. Branca received a B.B.A. from Pace University.

Craig A. Jackson was Vice President – Remarketing and Portfolio Management since February 2006. He became a Senior Vice President in March 2008. Previously, from October 2001 to 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Code of Ethics

Our General Partner, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers, and Chief Financial Officer.  The Code of Ethics is available free of charge by requesting it in writing from our General Partner.  Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2007, 2006 and 2005.

Entity	Capacity	Description	2007	2006	2005
ICON Capital Corp.	General Partner	Acquisition fee	$(181,200)	$-	$181,200
ICON Capital Corp.	General Partner	Management fee	$-	$174,711	$508,938
ICON Capital Corp.	General Partner	Administrative fee	$(192,000)	$139,079	$355,541

Our General Partner also has a 1% interest in our profits, losses, cash distributions and liquidation proceeds. We paid distributions to our General Partner of $105,043, $35,328 and $40,165 for the years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, our General Partner’s interest in our net income was $32,475, $32,168 and $12,870, for the years ended December 31, 2007, 2006 and 2005, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and General Partner and Related Security Holder Matters

(a)	We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially, more than 5% of any class of our securities.

(b)	As of February 29, 2008, Directors and Officers of our General Partner do not own any of our equity securities.

(c)	Neither we nor our General Partner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11 for a discussion of our related party transactions.  See Notes 5 and 8 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2007 and 2006, our auditors provided audit services relating to our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.  Additionally, our auditors provided other services in the form of tax compliance work.

Hays & Company LLP (“Hays”) was our independent registered public accounting firm in 2006 and 2007.  On November 26, 2007, the Board of Directors of our General Partner terminated the services of Hays as our independent registered public accounting firm.  As a result of Hays’ termination, Hays did not complete the audit of our financial statements for the year ended December 31, 2007.   On November 26, 2007, the Board of Directors engaged Ernst & Young LLP as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The following table presents the fees for both audit and non – audit services rendered for the years ended December 31, 2007 and 2006.

Principal Audit Firm - Ernst & Young LLP

	2007	2006
Audit fees	$165,000	$-
Tax fees	-	-

	$165,000	$-

Predecessor Audit Firm - Hays & Company LLP

	2007	2006
Audit fees	$52,708	$106,700
Tax fees	-	39,960

	$52,708	$146,660

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

     Financial Statement Schedule II – Valuation and Qualifying Accounts is filed with this Annual Report on Form 10-K. Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1 Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 dated May 29, 1998 (File No. 333-54011).

4.1    Amended and Restated Agreement of Limited Partnership of Registrant, dated February 9, 2000 (Incorporated by reference to Exhibit A to Registrant’s Registration Statement on Form S-1 dated May 19, 2000 (File No. 333-37504).

31.1 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a). Certification of Co-Chief Executive Officer.

31.3 Rule 13a-14(a)/15d-14(a). Certification of Chief Financial Officer.

32.1 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

333-54011 File No.
ICON Income Fund Eight A L.P. (Registrant) by its General Partner, ICON Capital Corp.

April 11, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Chief Acquisitions Officer (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
General Partner of the Registrant

April 11, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President, Chief Financial Officer (Co-Principal Executive Officer and Principal Financial Officer)

April 11, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President, Chief Acquisitions Officer (Co-Principal Executive Officer)

April 11, 2008

/s/ Thomas W. Martin
Thomas W. Martin
Chairman

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

54