Form 10-Q
period 2008-03-31
ICON INCOME FUND EIGHT /DE
filed 2008-05-15
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	March 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number	333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [x] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [x] No

Number of outstanding limited partnership units of the registrant on April 30, 2008 is 735,092.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	March 31,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$427,936	$604,745
Net investment in finance lease	1,337,259	1,555,657

Total current assets	1,765,195	2,160,402

Non-current assets
Investments in joint ventures	3,253,718	3,346,186
Other non-current assets, net	168,127	168,127

Total non-current assets	3,421,845	3,514,313

Total Assets	$5,187,040	$5,674,715

Liabilities and Partners' Equity

Current liabilities
Accrued expenses and other liabilities	$378,086	$163,804

Total current liabilities	378,086	163,804

Total Liabilities	378,086	163,804

Partners' equity
General Partner	(599,834)	(592,856)
Limited Partners	5,408,788	6,103,767

Total Partners' Equity	4,808,954	5,510,911

Total Liabilities and Partners' Equity	$5,187,040	$5,674,715

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Rental income	$-	$1,809,064
Finance income	49,602	103,409
Income from investments in joint ventures	55,063	53,993
Net loss on sales of equipment	-	(925,053)
Interest and other income	967	1,295

Total revenue	105,632	1,042,708

Expenses:

Depreciation and amortization	-	553,931
Interest	-	109,238
General and administrative	339,250	150,567

Total expenses	339,250	813,736

(Loss) Income before Minority Interest	(233,618)	228,972

Minority interest	-	1,093

Net (loss) income	$(233,618)	$230,065

Net (loss) income allocable to:
Limited Partners	$(231,282)	$227,764
General Partner	(2,336)	2,301

	$(233,618)	$230,065

Weighted average number of limited partnership
units outstanding	735,207	735,232

Net (loss) income per weighted average
limited partnership unit	$(0.31)	$0.31

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity

	Limited Partner			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, December 31, 2007	735,232	$6,103,767	$(592,856)	$5,510,911

Net loss	-	(231,282)	(2,336)	(233,618)
Limited partnership units redeemed	(140)	(4,177)	-	(4,177)
Cash distributions to partners	-	(459,520)	(4,642)	(464,162)

Period ended March 31, 2008 (unaudited)	735,092	$5,408,788	$(599,834)	$4,808,954

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(233,618)	$230,065
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	-	(1,809,064)
Finance income	(49,602)	(103,409)
Net loss on sales of equipment	-	925,053
Income from investments in joint ventures	(55,063)	(53,993)
Depreciation and amortization	-	553,931
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	109,238
Minority interest	-	(1,093)
Changes in operating assets and liabilities:
Collection of finance lease	268,000	462,794
Other assets	-	349,273
Deferred rental income
Due to General Partner and affiliates, net	-	(155,829)
Accrued expenses and other liabilities	214,282	(485,052)
Distributions received from joint ventures	55,063	54,081

Net cash provided by operating activities	199,062	75,995

Cash flows from investing activities:
Proceeds from sales of equipment	-	4,313,118
Distributions received from joint ventures	92,468	93,223

Net cash provided by investing activities	92,468	4,406,341

Cash flows from financing activities:
Cash distributions to partners	(464,162)	(649,828)
Distribution to joint venture	-	(426,000)
Redemption of limited partnership units	(4,177)	-

Net cash used in financing activities	(468,339)	(1,075,828)

Net (decrease) increase in cash and cash equivalents	(176,809)	3,406,508
Cash and cash equivalents, beginning of the period	604,745	283,188

Cash and cash equivalents, end of the period	$427,936	$3,689,696

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended
March 31, 2007
Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by third parties	$3,138,048

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight A L.P. (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for the full year.

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

The Partnership’s principal investment objective is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership: (i) acquired a diversified portfolio of equipment leases and financing transactions, (ii) made monthly cash distributions, at the General Partner’s discretion, to its partners commencing with each partner's admission through the reinvestment period, which ended on December 20, 2005, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period, and (iv) began to dispose of its investments and distribute the excess cash from sales of such investments to its partners.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(2)	Organization - continued

The General Partner was originally formed as a Connecticut corporation. Effective June 1, 2007 the General Partner was reincorporated as a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the Partnership’s equipment leases and financing transactions that the Partnership enters into under the terms of the Partnership’s amended and restated limited partnership agreement (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

During the liquidation period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs.  The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital contribution account.  After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

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

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for the Partnership beginning January 1, 2008. The General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financials or the notes to the financials.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the Partnership to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for the Partnership beginning January 1, 2008.  The General Partner assessed the impact of SFAS No. 159 and concluded that there is no impact to the financials or the notes to the financials.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$1,206,000	$1,474,000
Estimated residual value	200,000	200,000
Unearned income	(68,741)	(118,343)

Net investment in finance lease	$1,337,259	$1,555,657

The Partnership had an investment in a finance lease with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease since August 2000. On February 28, 2007, the lease expired and Regus purchased the equipment under a purchase option.

(5)	Leased Equipment at Cost

ICON Aircraft 46837, LLC (“Aircraft 46837”) was a joint venture between the Partnership and ICON Income Fund Ten, LLC ("Fund Ten"), an entity also managed by the General Partner, whose ownership interests were 90% and 10%, respectively.  Aircraft 46837 was formed for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx"). On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The Partnership had a 100% interest in ICON/Michigan-Great Lakes, LLC (“ICON/Michigan”). On June 25, 2007, ICON/Michigan sold all of its rights in a tug boat and barge on charter to Keystone Great Lakes, Inc. for $9,260,000.

(6)	Investments in Joint Ventures

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“ICON Cheyenne”) was a joint venture among the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight B L.P., entities also managed by the General Partner, which had ownership interests of 1.00%, 1.27%, and 97.73%, respectively. During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third party.

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

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(6)	Investments in Joint Ventures - continued

ICON Global Crossing, LLC

ICON Global Crossing, LLC (“ICON Global Crossing”) is a joint venture among the Partnership, Fund Ten, and ICON Leasing Fund Eleven, LLC, entities also managed by the General Partner, which have ownership interests of 8.0%, 30.6%, and 61.4%, respectively.   ICON Global Crossing was formed to purchase telecommunications equipment from various vendors. The Partnership’s net carrying value of ICON Global Crossing is approximately $1,257,000 at March 31, 2008.

Information as to the financial position and results of operations of ICON Global Crossing at March 31, 2008 and December 31, 2007 for the three months ended March 31, 2008 and 2007 are summarized below:

	March 31,
	2008	December 31,
	(unaudited)	2007
Assets	$15,720,737	$16,901,253
Liabilities	$16,804	$40,026
Equity	$15,703,933	$16,861,227
Partnership's share of equity	$1,256,719	$1,349,186

	Three Months Ended March 31,
	(unaudited)
	2008	2007
Net income	$689,144	$676,853
Partnership's share of net income	$55,063	$54,081

(7)	Transactions with Related Parties

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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and distribution proceeds. The Partnership paid distributions to the General Partner of $4,642 for the three months ended March 31, 2008. The General Partner’s interest in the Partnership’s net (loss) income for the three months ended March 31, 2008 and 2007 was ($2,336) and $2,301, respectively.

(8)	Concentrations

For the period ended March 31, 2008, the Partnership had one lessee that accounted for 100% of total rental income and finance income. For the period ended March 31, 2007, the Partnership had three lessees that accounted for approximately 100% of total rental income and finance income.

Item 2.General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report, Part II Item 1A. Risk Factors, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight A L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan”, “seek”, “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

At March 31, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consists primarily of the following equipment subject to lease:

Energy Equipment

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

•	We have a 25% interest in the residual value of a mobile offshore drilling rig (“Cecil Provine”), which is on lease with Rowan Companies, Inc.

Manufacturing Equipment for Playgrounds

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 14, 2008, the FASB issued FASB Staff Position SFAS No. 157-1, which amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 is effective for us beginning January 1, 2008. Our General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financials or the notes to the financials.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This statement is effective for us beginning January 1, 2008.  Our General Partner assessed the impact of SFAS No. 159 and concluded that there is no impact to the financials or the notes to the financials.

Results of Operations for the Three Months Ended March 31, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

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

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Rental income	$-	$1,809,064	$(1,809,064)
Finance income	49,602	103,409	(53,807)
Income from investments in joint ventures	55,063	53,993	1,070
Net loss on sales of equipment	-	(925,053)	925,053
Interest and other income	967	1,295	(328)

Total revenue	$105,632	$1,042,708	$(937,076)

Total revenue for the 2008 Quarter decreased $937,076, or 89.9%, as compared to the 2007 Quarter.  The decrease in rental income was due to (i) the sale of a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on March 30, 2007 and (ii) the sale of the tug boat and barge on June 25, 2007.  The decrease in finance income was primarily related to a reduction in the income recognized on the Playcore lease, resulting from the gradual reduction in the principal balance as the lease nears its expiration. The net loss on sales of equipment was primarily due to the sale of the Aircraft during the 2007 Quarter.  There was no gain or loss on sale of equipment recognized in the 2008 Quarter.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended March 31,
	2008	2007	Change
Depreciation and amortization	$-	$553,931	$(553,931)
Interest	-	109,238	(109,238)
General and administrative	339,250	150,567	188,683

Total expenses	$339,250	$813,736	$(474,486)

Total expenses for the 2008 Quarter decreased $474,486, or 58.3%, as compared to the 2007 Quarter.  The decrease in depreciation and amortization was primarily due to the sale of the Aircraft on March 30, 2007.  The decrease in interest expense was primarily due to extinguishment of debt upon the sale of the Aircraft and the tug boat and barge on June 25, 2007.  The decrease in total expenses was partially offset by an increase in general and administrative expenses primarily due to (i) expenses incurred or accrued for in the 2008 Quarter related to audit and tax fees for services performed for the year ended December 31, 2007 and (ii) state partnership taxes.

Minority Interest

Minority interest expense for the 2008 Quarter decreased by $1,093, or 100%, as compared to the 2007 Quarter. The decrease was due to the sale of the Aircraft on March 30, 2007.

Net (Loss) Income

As a result of the foregoing factors, net loss for the 2008 Quarter was $233,618, as compared to net income for the 2007 Quarter of $230,065.  The net loss per weighted average number of limited partnership units outstanding for the 2008 Quarter was $0.31 as compared to net income per weighted average number of limited partnership units outstanding for 2007 Quarter of $0.31.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $487,675 from $5,674,715 at December 31, 2007 to $5,187,040 at March 31, 2008. The decrease was primarily due to a reduction in our rentals receivable for the Playcore lease.

Total Liabilities

Total liabilities increased $214,282 from $163,804 at December 31, 2007 to $378,086 at March 31, 2008. The increase was primarily due to expenses incurred or accrued for in the 2008 Quarter related to audit and tax fees.

Total Partners’ Equity

Total partners’ equity decreased $701,957 from $5,510,911 at December 31, 2007 to $4,808,954 at March 31, 2008.  During our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our limited partners. We also recorded a net loss during the 2008 Quarter.

Liquidity and Capital Resources

Sources and Uses of Cash

At March 31, 2008 and 2007, we had cash and cash equivalents of $427,936 and $3,689,696, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $123,067 from $75,995 in the 2007 Quarter to $199,062 in the 2008 Quarter. The increase was primarily due to accrued expenses during the 2008 Quarter related to audit and tax fees.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $4,313,873 from $4,406,341 in the 2007 Quarter to $92,468 in the 2008 Quarter. The decrease was primarily due to the absence of any sale of equipment during the 2008 Quarter.

Uses of Cash

During the 2008 and 2007 Quarters, we did not have any uses of cash in investing activities.

Financing Activities

Sources of Cash

During the 2008 and 2007 Quarters, we did not have any sources of cash from financing activities.

Uses of Cash

Uses of cash in financing activities decreased $607,489 from $1,075,828 in the 2007 Quarter to $468,339 in the 2008 Quarter. The decrease was primarily due to a reduction in the distributions paid to our partners in the 2008 Quarter. During the 2008 and 2007 Quarters, we paid distributions to our partners of $464,162, and $649,828, respectively. In addition, there were no distributions to minority interest holders in the 2008 Quarter as the assets owned by the majority-owned subsidiary were sold on March 30, 2007.

Our General Partner believes that with the cash we currently have available, the cash being generated from our remaining leases, and the proceeds from equipment and asset sales, we have sufficient cash to continue our operations into the foreseeable future. However, our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect our lessees’ businesses that are beyond our control.  See “Part II, Item 1A.  Risk Factors.”

Distributions

We paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of our reinvestment period, which was on December 20, 2005. During the liquidation period, we plan to make distributions pursuant to the terms of the LP Agreement. We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner for the 2008 Quarter of $459,520 and $4,642, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.  There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  No material legal proceedings are currently pending or to our knowledge threatened against us or against any of our assets

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were 140 limited partnership units redeemed during the three months ended March 31, 2008.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LP agreement.  Redeemed units have no voting rights and do not share in distributions.  The LP Agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued.

Total Number of
	Limited Partnership	Price Paid Per Limited
	Units Redeemed	Partnership Units
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	140	$29.83

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2008.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

File No. 333-54011
ICON Capital Corp.
Sole General Partner of the Registrant

May 15, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

May 15, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Financial Officer)

18