Form 10-Q
period 2008-06-30
ICON INCOME FUND EIGHT /DE
filed 2008-08-04
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	June 30, 2008

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

(212) 418-4700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer’’, ‘‘accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [  ]   Non-accelerated filer [x]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

Number of outstanding limited partnership units of the registrant on July 31, 2008 is 735,092.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	June 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$166,573	$604,745
Net investment in finance lease	970,715	1,555,657

Total current assets	1,137,288	2,160,402

Non-current assets
Investments in joint ventures	3,162,526	3,346,186
Other non-current assets, net	168,817	168,127

Total non-current assets	3,331,343	3,514,313

Total Assets	$4,468,631	$5,674,715

Liabilities and Partners' Equity

Current liabilities
Accrued expenses and other current liabilities	$175,018	$163,804

Total current liabilities	175,018	163,804

Total Liabilities	175,018	163,804

Partners' equity
General Partner	(604,988)	(592,856)
Limited Partners	4,898,601	6,103,767

Total Partners' Equity	4,293,613	5,510,911

Total Liabilities and Partners' Equity	$4,468,631	$5,674,715

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rental income	$-	$160,092	$-	$1,969,156
Finance income	35,456	88,897	85,058	192,306
Income from investments in joint ventures	52,704	52,928	107,767	106,921
Net gain on sales of equipment	-	2,460,629	-	1,548,969
Interest and other income	674	9,917	1,641	11,212

Total revenue	88,834	2,772,463	194,466	3,828,564

Expenses:
Depreciation and amortization	-	13,711	-	567,642
Interest	-	71,236	-	180,474
General and administrative	140,112	95,273	479,362	244,747

Total expenses	140,112	180,220	479,362	992,863

(Loss) income before minority interest	(51,278)	2,592,243	(284,896)	2,835,701

Minority interest	-	-	-	13,393

Net (loss) income	$(51,278)	$2,592,243	$(284,896)	$2,822,308

Net (loss) income allocable to:
Limited Partners	$(50,765)	$2,566,321	$(282,047)	$2,794,085
General Partner	(513)	25,922	(2,849)	28,223

	$(51,278)	$2,592,243	$(284,896)	$2,822,308

Weighted average number of limited partnership
units outstanding	735,092	735,232	735,150	735,232

Net (loss) income per weighted average
limited partnership unit	$(0.07)	$3.49	$(0.38)	$3.80

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity

	Limited Partner			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, December 31, 2007	735,232	$6,103,767	$(592,856)	$5,510,911

Net loss	-	(231,282)	(2,336)	(233,618)
Limited partnership units redeemed	(140)	(4,177)	-	(4,177)
Cash distributions to partners	-	(459,520)	(4,642)	(464,162)

Period ended March 31, 2008 (unaudited)	735,092	$5,408,788	$(599,834)	$4,808,954

Net loss	-	(50,765)	(513)	(51,278)
Cash distributions to partners	-	(459,422)	(4,641)	(464,063)

Period ended June 30, 2008 (unaudited)	735,092	$4,898,601	$(604,988)	$4,293,613

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(284,896)	$2,822,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental income paid directly to lenders by lessees	-	(1,969,156)
Finance income	(85,058)	(192,306)
Net gain on sales of equipment	-	(1,701,897)
Income from investments in joint ventures	(107,767)	(106,921)
Depreciation and amortization	-	567,642
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	180,474
Minority interest	-	13,393
Changes in operating assets and liabilities:
Collection of finance lease	670,000	866,319
Other assets	(690)	(16,956)
Due from affiliates	-	(137,664)
Accrued expenses and other current liabilities	11,214	43,963
Distributions received from joint ventures	107,767	107,699

Net cash provided by operating activities	310,570	476,898

Cash flows from investing activities:
Proceeds from sales of equipment	-	9,518,116
Distributions received from joint ventures	183,660	186,259

Net cash provided by investing activities	183,660	9,704,375

Cash flows from financing activities:
Cash distributions to partners	(928,225)	(4,315,471)
Distributions paid to minority interest holders	-	(426,000)
Redemption of limited partnership units	(4,177)	-

Net cash used in financing activities	(932,402)	(4,741,471)

Net (decrease) increase in cash and cash equivalents	(438,172)	5,439,802
Cash and cash equivalents, beginning of the period	604,745	283,188

Cash and cash equivalents, end of the period	$166,573	$5,722,990

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$18,688

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid directly to lenders by lessees	$-	$7,154,362

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(1)	Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of ICON Income Fund Eight A L.P. (the “Partnership”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of ICON Capital Corp. (the “General Partner”), all adjustments considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results for the interim period are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

The Partnership was formed on July 9, 1997 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.  The Partnership is currently in the liquidation period, which commenced on December 20, 2005.

The General Partner of the Partnership is a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and financing transactions that the Partnership enters into pursuant to the terms of the Partnership’s amended and restated agreement of limited partnership (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

During the liquidation period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs.  The Partnership will not invest in any additional finance or lease transactions during the liquidation period.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(2)	Organization - continued

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

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the Partnership’s financial statements beginning January 1, 2008. The General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financial statements or the notes to the financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the Partnership to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Partnership had not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership’s consolidated financial statements.

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$804,000	$1,474,000
Estimated residual value	200,000	200,000
Unearned income	(33,285)	(118,343)

Net investment in finance lease	$970,715	$1,555,657

The Partnership had an investment in a finance lease, since August 2000, with Regus Business Centre Corp. ("Regus"), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease. On February 28, 2007, the lease expired and Regus purchased the equipment under a purchase option, as provided for in the amended lease.

(5)	Leased Equipment at Cost

ICON Aircraft 46837, LLC (“Aircraft 46837”) was a joint venture between the Partnership and ICON Income Fund Ten, LLC ("Fund Ten"), an entity also managed by the General Partner, which had ownership interests of 90% and 10%, respectively.  Aircraft 46837 was formed for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation ("FedEx"). On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The Partnership had a 100% interest in ICON/Michigan-Great Lakes, LLC (“ICON/Michigan”). On June 25, 2007, ICON/Michigan sold all of its rights in a tug boat and barge on charter to Keystone Great Lakes, Inc. for $9,260,000 and recognized a gain on the sale of approximately $2,455,000. Approximately $4,055,000 of the proceeds was paid to a third party lender to satisfy all outstanding debt.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(5)	Leased Equipment at Cost - continued

The Partnership did not incur any depreciation expense for the three months ended June 30, 2008 and 2007.  Depreciation expense for the six months ended June 30, 2008 and 2007 was $0 and $540,220, respectively.

(6)	Investments in Joint Ventures

ICON Cheyenne, LLC

ICON Cheyenne, LLC (“ICON Cheyenne”) was a joint venture among the Partnership, ICON Cash Flow Partners L.P. Seven and ICON Income Fund Eight B L.P., entities also managed by the General Partner, which had ownership interests of 1.00%, 1.27%, and 97.73%, respectively. During the second quarter of 2007, ICON Cheyenne sold all of its remaining equipment to a third party for total sales proceeds of approximately $111,000 and recognized a total gain on the sale of approximately $110,000, of which the Partnership’s share was approximately $1,100.

Gulf Coast Leasing, LLC

During March 2000, the Partnership acquired a 50% interest in Gulf Coast Leasing, LLC ("Gulf Coast"), which acquired a residual value interest in a mobile offshore drilling rig subject to lease with an unaffiliated third party. The Partnership invested $1,997,000.  The lease expired on June 23, 2008. All of the rental payments under the lease were used to service the non-recourse debt that was incurred to acquire the equipment, which also matured on June 23, 2008.  On July 7, 2008, Gulf Coast sold its residual value interest (see Note 9).

ICON Global Crossing, LLC

ICON Global Crossing, LLC (“ICON Global Crossing”) is a joint venture among the Partnership, Fund Ten, and ICON Leasing Fund Eleven, LLC, entities also managed by the General Partner, which have ownership interests of 8.0%, 30.6%, and 61.4%, respectively.   ICON Global Crossing was formed to purchase telecommunications equipment from various vendors, which was leased to Global Crossing Telecommunications, Inc. The Partnership’s net carrying value of ICON Global Crossing was approximately $1,166,000 at June 30, 2008.

Information as to the results of operations of ICON Global Crossing for the three and six months ended June 30, 2008 and 2007, respectively, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net income	$ 659,625	$ 658,685	$ 1,348,769	$ 1,335,539
Partnership's share of net income	$ 52,704	$ 52,629	$ 107,767	$ 106,710

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

(7)	Transactions with Related Parties

Prior to April 1, 2006, and in accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7%, based on a percentage of the rentals received either directly by the Partnership or through joint ventures and (ii) acquisition fees through the reinvestment period of 3%, based on the gross value of the Partnership’s acquisition transactions.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performs certain services relating to the management of the Partnership’s equipment leasing and financing activities. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $9,283 for the six months ended June 30, 2008. The General Partner’s interest in the Partnership’s net (loss) income for the three months ended June 30, 2008 and 2007 was $(513) and $25,922, respectively.  The General Partner’s interest in the Partnership’s net (loss) income for the six months ended June 30, 2008 and 2007 was $(2,849) and $28,223, respectively.

(8)	Concentrations

For the period ended June 30, 2008, the Partnership had one lessee that accounted for 100% of total finance income. For the period ended June 30, 2007, the Partnership had three lessees that accounted for approximately 100% of total rental and finance income.

(9)	Subsequent Events

On June 6, 2008, the Partnership was informed by the manager of the entity that owned the beneficial interest of the trust that owned a mobile offshore drilling rig, in which the Partnership had a residual value interest, that the owner trustee of the trust entered into an agreement, dated as of May 30, 2008, to sell the rig to an unaffiliated third party for $119,000,000 (the “Transaction”).  The Transaction closed on July 7, 2008.  The owner trustee and the charterer extended the renewal term of the charter from June 27, 2008 to and including July 7, 2008 without any additional payment of charter hire.  The Partnership received proceeds of approximately $29,757,000, net of legal fees and other expenses of approximately $71,000.  The total gain to be recognized in the third quarter of 2008 will be approximately $27,689,000.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, Part II, Item 1A. Risk Factors, and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight A L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price.

We began our liquidation period on December 20, 2005.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience both gains and losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At June 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consisted primarily of the following equipment subject to lease:

Energy Equipment

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a lease with Rowan Companies, Inc.

•
We have a 25% interest in the residual value of a mobile offshore drilling rig (“Cecil Provine”), which is on charter with Rowan Companies, Inc.  On July 7, 2008, our interest in the residual value of Cecil Provine was sold.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for our financial statements beginning January 1, 2008. Our General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the financial statements or the notes to the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  Our General Partner is currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Rental income	$-	$160,092	$(160,092)
Finance income	35,456	88,897	(53,441)
Income from investments in joint ventures	52,704	52,928	(224)
Net gain on sales of equipment	-	2,460,629	(2,460,629)
Interest and other income	674	9,917	(9,243)

Total revenue	$88,834	$2,772,463	$(2,683,629)

Total revenue for the 2008 Quarter decreased $2,683,629, or 96.8%, as compared to the 2007 Quarter.  The net gain on sales of equipment during the 2007 Quarter was predominantly due to the sale of the tug boat and barge on June 25, 2007.  The decrease in rental income was due to (i) the sale of a McDonnell Douglas DC-10-30F aircraft (the “Aircraft”) on March 30, 2007 and (ii) the sale of the tug boat and barge.  The decrease in finance income was largely due to a reduction in the income recognized on the Playcore lease, resulting from the gradual reduction in the principal balance as the lease nears its expiration.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended June 30,
	2008	2007	Change
Depreciation and amortization	$-	$13,711	$(13,711)
Interest	-	71,236	(71,236)
General and administrative	140,112	95,273	44,839

Total expenses	$140,112	$180,220	$(40,108)

Total expenses for the 2008 Quarter decreased $40,108, or 22.3%, as compared to the 2007 Quarter.  The decrease in interest expense was mainly due to the extinguishment of debt upon the sale of (i) the Aircraft on March 30, 2007 and (ii) the tug boat and barge on June 25, 2007.  The decrease in total expenses was partially offset by an increase in general and administrative expenses predominantly due to expenses incurred in the 2008 Quarter related to professional fees for services performed for the year ended December 31, 2007.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Quarter and 2007 Quarter was $(51,278) and $2,592,243, respectively.  The net (loss) income per weighted average number of limited partnership units outstanding for the 2008 Quarter and 2007 Quarter was $(0.07) and $3.49, respectively.

Results of Operations for the Six Months Ended June 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Rental income	$-	$1,969,156	$(1,969,156)
Finance income	85,058	192,306	(107,248)
Income from investments in joint ventures	107,767	106,921	846
Net gain on sales of equipment	-	1,548,969	(1,548,969)
Interest and other income	1,641	11,212	(9,571)

Total revenue	$194,466	$3,828,564	$(3,634,098)

Total revenue for the 2008 Period decreased $3,634,098, or 94.9%, as compared to the 2007 Period.  The decrease in rental income was due to (i) the sale of the Aircraft on March 30, 2007 and (ii) the sale of the tug boat and barge on June 25, 2007.  The net gain on sales of equipment during the 2007 Period was predominantly due to a gain of approximately $2,455,000 recognized on the sale of the tug boat and barge, which was partly offset by a loss of $920,000 recognized on the sale of the Aircraft.  The decrease in finance income was largely due to a reduction in the income recognized on the Playcore lease, resulting from the gradual reduction in the principal balance as the lease nears its expiration.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Six Months Ended June 30,
	2008	2007	Change
Depreciation and amortization	$-	$567,642	$(567,642)
Interest	-	180,474	(180,474)
General and administrative	479,362	244,747	234,615

Total expenses	$479,362	$992,863	$(513,501)

Total expenses for the 2008 Period decreased $513,501, or 51.7%, as compared to the 2007 Period.  The decrease in depreciation and amortization was largely attributable to the sale of the Aircraft on March 30, 2007, which accounted for $540,220 of the change in depreciation expense.  The decrease in interest expense was primarily due to the extinguishment of debt upon the sale of (i) the Aircraft and (ii) the tug boat and barge on June 25, 2007.  The decrease in total expenses was partially offset by an increase in general and administrative expenses predominantly due to (i) expenses incurred or accrued for in the 2008 Period related to professional fees and (ii) state partnership taxes.

Minority Interest

Minority interest expense for the 2008 Period decreased $13,393, or 100%, as compared to the 2007 Period.  The decrease was due to the sale of the Aircraft on March 30, 2007.

Net (Loss) Income

As a result of the foregoing factors, net (loss) income for the 2008 Period and 2007 Period was $(284,896) and $2,822,308, respectively.  The net (loss) income per weighted average number of limited partnership units outstanding for the 2008 Period and 2007 Period was $(0.38) and $3.80, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased $1,206,084 from $5,674,715 at December 31, 2007 to $4,468,631 at June 30, 2008. The decrease was largely attributable to a reduction in our rentals receivable for the Playcore lease.  Our cash position also declined during the 2008 Period due to a reduction in cash inflows, which were primarily limited to monthly rental payments of $134,000 for the Playcore lease, while our general and administrative expenses have increased.

Total Liabilities

Total liabilities increased $11,214 from $163,804 at December 31, 2007 to $175,018 at June 30, 2008.  The increase was primarily due to professional fees accrued for during the 2008 Quarter.

Total Partners’ Equity

Total partners’ equity decreased $1,217,298 from $5,510,911 at December 31, 2007 to $4,293,613 at June 30, 2008.  During our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our limited partners. We also recorded a net loss during the 2008 Period.

Liquidity and Capital Resources

Sources and Uses of Cash

At June 30, 2008 and 2007, we had cash and cash equivalents of $166,573 and $5,722,990, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities decreased $166,328 from $476,898 in the 2007 Period to $310,570 in the 2008 Period.  The decrease was primarily due to the expiration of our finance lease with Regus on February 28, 2007.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $9,520,715 from $9,704,375 in the 2007 Period to $183,660 in the 2008 Period. The decrease was mainly due to the absence of any sale of equipment during the 2008 Period.  During the 2007 Period, the sale of the Aircraft and the tug boat and barge contributed $9,464,998 of the cash provided by investing activities.

Uses of Cash

During the 2008 Period and 2007 Period, we did not have any uses of cash in investing activities.

Financing Activities

Sources of Cash

During the 2008 Period and 2007 Period, we did not have any sources of cash from financing activities.

Uses of Cash

Uses of cash in financing activities decreased $3,809,069 from $4,741,471 in the 2007 Period to $932,402 in the 2008 Period. The decrease was largely due to a reduction in the distributions paid to our partners in the 2008 Period. During the 2008 Period and 2007 Period, we paid distributions to our partners of $928,225, and $4,315,471, respectively. In addition, there were no distributions to minority interest holders in the 2008 Period as the assets owned by the majority-owned subsidiary were sold on March 30, 2007.

Distributions

We paid monthly distributions to each of our partners beginning the first month after each such partner was admitted through the termination of our reinvestment period, which was on December 20, 2005. During the liquidation period, we plan to make distributions pursuant to the terms of our amended and restated agreement of limited partnership (the “LP Agreement”). We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner in the 2008 Period of $918,942 and $9,283, respectively.

Contractual Obligations and Commitments and Off Balance Sheet Transactions

None.

Subsequent Events

On June 6, 2008, we were informed by the manager of the entity that owned the beneficial interest of the trust that owned a mobile offshore drilling rig, in which we had a residual value interest, that the owner trustee of the trust entered into an agreement, dated as of May 30, 2008, to sell the rig to an unaffiliated third party for $119,000,000 (the “Transaction”).  The Transaction closed on July 7, 2008.  The owner trustee and the charterer extended the renewal term of the charter from June 27, 2008 to and including July 7, 2008 without any additional payment of charter hire.  We received proceeds of approximately $29,757,000, net of legal fees and other expenses of approximately $71,000.  The total gain to be recognized in the third quarter of 2008 will be approximately $27,689,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment (and the related residuals) owned by us.  We believe that our exposure to other market risks, including commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations. There were no other material changes to the disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were 140 limited partnership units redeemed during the 2008 Period.  The redemption amounts are calculated according to a specified redemption formula in accordance with the LP Agreement.  Redeemed units have no voting rights and do not share in distributions.  The LP Agreement limits the number of limited partnership units which can be redeemed in any one year and redeemed limited partnership units may not be reissued.  The following table details our limited partnership redemptions:

Total Number of
	Limited Partnership	Price Paid Per Limited
	Units Redeemed	Partnership Units
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	140	$29.83
April 1, 2008 through April 30, 2008	-	$-
May 1, 2008 through May 31, 2008	-	$-
June 1, 2008 through June 30, 2008	-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2008 Quarter.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Limited Partnership of Registrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 dated May 29, 1998 (File No. 333-54011)).

4.1
Amended and Restated Agreement of Limited Partnership of Registrant, dated February 9, 2000 (Incorporated by reference to Exhibit A to Registrant’s Registration Statement on Form S-1 dated May 19, 2000 (File No. 333-54011)).

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
General Partner of the Registrant

August 4, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 4, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

August 4, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

20