Form 10-Q
period 2008-09-30
ICON INCOME FUND EIGHT /DE
filed 2008-11-13
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended	September 30, 2008

or
[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from	to

Commission_File_Number_	333-54011

ICON Income Fund Eight A L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4006824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York	10011-1505
(Address of principal executive offices)	(Zip code)

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

Number of outstanding limited partnership units of the registrant on October 31, 2008 is 735,092.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

Assets
	September 30,
	2008	December 31,
	(unaudited)	2007
Current assets
Cash and cash equivalents	$350,401	$604,745
Net investment in finance lease	589,467	1,555,657

Total current assets	939,868	2,160,402

Non-current assets
Investments in joint ventures	1,073,077	3,346,186
Other non-current assets, net	168,824	168,127

Total non-current assets	1,241,901	3,514,313

Total Assets	$2,181,769	$5,674,715

Liabilities and Partners' Equity

Current liabilities
Accrued expenses and other current liabilities	$203,914	$163,804

Total current liabilities	203,914	163,804

Total Liabilities	203,914	163,804

Commitments and contingencies

Partners' equity
General Partner	(628,146)	(592,856)
Limited Partners	2,606,001	6,103,767

Total Partners' Equity	1,977,855	5,510,911

Total Liabilities and Partners' Equity	$2,181,769	$5,674,715

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Rental income	$-	$-	$-	$1,969,156
Finance income	20,752	76,302	105,810	268,608
Income from investments in joint ventures	27,744,301	53,563	27,852,068	160,484
Net gain on sales of equipment	-	-	-	1,548,969
Interest and other income	35,494	19,899	37,135	31,111

Total revenue	27,800,547	149,764	27,995,013	3,978,328

Expenses:
Depreciation and amortization	-	13,710	-	581,352
Interest	-	-	-	180,474
General and administrative	59,450	91,875	538,812	336,622

Total expenses	59,450	105,585	538,812	1,098,448

Income before minority interest	27,741,097	44,179	27,456,201	2,879,880

Minority interest	-	-	-	(13,393)

Net income	$27,741,097	$44,179	$27,456,201	$2,866,487

Net income allocable to:
Limited Partners	$27,463,686	$43,737	$27,181,639	$2,837,822
General Partner	277,411	442	274,562	28,665

	$27,741,097	$44,179	$27,456,201	$2,866,487

Weighted average number of limited partnership
units outstanding	735,092	735,232	735,130	735,232

Net income per weighted average
limited partnership unit outstanding	$37.36	$0.06	$36.98	$3.86

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Changes in Partners' Equity

	Limited Partner			Total
	Units	Limited	General	Partners'
	Outstanding	Partners	Partner	Equity
Balance, December 31, 2007	735,232	$6,103,767	$(592,856)	$5,510,911

Net loss	-	(231,282)	(2,336)	(233,618)
Limited partnership units redeemed	(140)	(4,177)	-	(4,177)
Cash distributions to partners	-	(459,520)	(4,642)	(464,162)

Period ended March 31, 2008 (unaudited)	735,092	$5,408,788	$(599,834)	$4,808,954

Net loss	-	(50,765)	(513)	(51,278)
Cash distributions to partners	-	(459,422)	(4,641)	(464,063)

Period ended June 30, 2008 (unaudited)	735,092	$4,898,601	$(604,988)	$4,293,613

Net income	-	27,463,686	277,411	27,741,097
Cash distributions to partners	-	(29,756,286)	(300,569)	(30,056,855)

Period ended September 30, 2008 (unaudited)	735,092	$2,606,001	$(628,146)	$1,977,855

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$27,456,201	$2,866,487
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	-	(1,969,156)
Finance income	(105,810)	(268,608)
Net gain on sales of equipment	-	(1,548,969)
Income from investments in joint ventures	(27,852,068)	(160,484)
Depreciation and amortization	-	581,352
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	180,474
Minority interest	-	13,393
Changes in operating assets and liabilities:
Collection of finance lease	1,072,000	1,268,319
Other assets	(697)	(6,393)
Due from affiliates	-	(144,924)
Accrued expenses and other current liabilities	40,110	(70,732)
Distributions received from joint ventures	27,852,068	162,253

Net cash provided by operating activities	28,461,804	903,012

Cash flows from investing activities:
Proceeds from sales of equipment	-	9,518,116
Distributions received from joint ventures in excess of profits	2,273,109	279,235

Net cash provided by investing activities	2,273,109	9,797,351

Cash flows from financing activities:
Cash distributions to partners	(30,985,080)	(10,040,132)
Distributions paid to minority interest holders	-	(426,000)
Redemption of limited partnership units	(4,177)	-

Net cash used in financing activities	(30,989,257)	(10,466,132)

Net (decrease) increase in cash and cash equivalents	(254,344)	234,231
Cash and cash equivalents, beginning of the period	604,745	182,901

Cash and cash equivalents, end of the period	$350,401	$417,132

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$18,688

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
paid directly to lenders by lessees	$-	$7,154,363

See accompanying notes to condensed consolidated financial statements

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

The Partnership was formed on July 9, 1997 as a Delaware limited partnership.  The Partnership is engaged in one business segment, the business of purchasing equipment and leasing it to third-party end users, providing equipment and other financing, and to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership will continue until December 31, 2017, unless terminated sooner.  The Partnership is currently in its liquidation period, which commenced on December 20, 2005.

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
September 30, 2008
(unaudited)

(2)	Organization - continued

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and liquidation proceeds sufficient to reduce their adjusted capital contribution account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account.  After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

(3)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives and residual values. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for the Partnership’s financial statements beginning January 1, 2008. The General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the condensed consolidated financial statements or the notes to the condensed consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(3)	Summary of Significant Accounting Policies - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits but does not require the Partnership to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Partnership has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The General Partner is currently evaluating the impact of SFAS No. 160 on the Partnership’s condensed consolidated financial statements.

(4)	Net Investment in Finance Lease

Net investment in finance lease consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(unaudited)	2007

Minimum rents receivable	$402,000	$1,474,000
Estimated residual value	200,000	200,000
Unearned income	(12,533)	(118,343)

Net investment in finance lease	$589,467	$1,555,657

Beginning in August 2000, the Partnership had an investment in a finance lease with Regus Business Centre Corp. (“Regus”), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease. On February 28, 2007, the lease expired and Regus purchased the equipment under a purchase option.

(5)	Leased Equipment at Cost

ICON Aircraft 46837, LLC (“Aircraft 46837”) was a joint venture between the Partnership and ICON Income Fund Ten, LLC (“Fund Ten”), an entity also managed by the General Partner, which had ownership interests of 90% and 10%, respectively.  Aircraft 46837 was formed for the purpose of acquiring a 1979 McDonnell Douglas DC-10-30F aircraft on lease to Federal Express Corporation (“FedEx”). On March 30, 2007, Aircraft 46837 sold the aircraft on lease to FedEx for $4,260,000 and recognized a loss on the sale of approximately $920,000.  The final lease payment was paid to the lender, satisfying all remaining debt obligations.

The Partnership had a 100% interest in ICON/Michigan-Great Lakes, LLC (“ICON/Michigan”). On June 25, 2007, ICON/Michigan sold all of its rights in a tug boat and barge on charter to Keystone Great Lakes, Inc. for $9,260,000 and recognized a gain on the sale of approximately $2,455,000. Approximately $4,055,000 of the proceeds were paid directly to a third party lender to satisfy all outstanding debt.

The Partnership did not incur any depreciation expense for the three and nine months ended September 30, 2008.  Depreciation expense for the three and nine months ended September 30, 2007 was $0 and $540,220, respectively.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

(6)	Investments in Joint Ventures

Gulf Coast Leasing, LLC

During March 2000, the Partnership acquired a 50% interest in Gulf Coast Leasing, LLC (“Gulf Coast”), which acquired a 50% residual value interest in a mobile offshore drilling rig (“Cecil Provine”) subject to charter with an unaffiliated third party. The Partnership invested $1,997,000.  On June 6, 2008, the Partnership was informed that the owner trustee of the trust entered into an agreement, dated as of May 30, 2008, to sell the rig to an unaffiliated third party for $119,000,000. This information was conveyed by the manager of the entity that owned the beneficial interest of the trust that owned a mobile offshore drilling rig, in which the Partnership had a residual value interest. The lease expired on June 23, 2008. All of the rental payments under the lease were used to service the non-recourse debt that was incurred to acquire the equipment, which also matured on June 23, 2008.  On July 7, 2008, Gulf Coast sold its residual value interest. The owner trustee and the charterer extended the renewal term of the charter from June 27, 2008 to and including July 7, 2008 without any additional payment of charter hire.

Information as to the results of operations of Gulf Coast for the three and nine months ended September 30, 2008 and 2007, respectively, is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Total revenue	$59,514,000	$-	$59,514,000	$-
Net income	$55,378,440	$-	$55,378,440	$-
Partnership's share of net income	$27,689,220	$-	$27,689,220	$-

ICON Global Crossing, LLC

ICON Global Crossing, LLC (“ICON Global Crossing”) is a joint venture among the Partnership, Fund Ten, and ICON Leasing Fund Eleven, LLC, entities also managed by the General Partner, which have ownership interests of 7.99%, 30.62%, and 61.39%, respectively.  ICON Global Crossing was formed to purchase telecommunications equipment from various vendors, which was leased to Global Crossing Telecommunications, Inc. The Partnership’s net carrying value of ICON Global Crossing was approximately $1,073,000 at September 30, 2008.

Information as to the results of operations of ICON Global Crossing for the three and nine months ended September 30, 2008 and 2007, respectively, is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Total revenue	$1,846,437	$1,846,437	$5,539,311	$5,539,311
Net income	$689,380	$682,775	$2,038,149	$2,018,313
Partnership's share of net income	$55,081	$54,554	$162,848	$161,263

(7)	Transactions with Related Parties

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

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $309,852 for the nine months ended September 30, 2008. The General Partner’s interest in the Partnership’s net income for the three months ended September 30, 2008 and 2007 was $277,411 and $442, respectively.  The General Partner’s interest in the Partnership’s net income for the nine months ended September 30, 2008 and 2007 was $274,562 and $28,665, respectively.

Item 2.  General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion should also be read in conjunction with the disclosure below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A herein.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON Income Fund Eight A L.P. and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We operate as an equipment leasing program in which the capital our partners invested was pooled together to make investments, pay fees and establish a small reserve. We primarily acquired equipment subject to lease, purchased equipment and leased it to third-party end users or financed equipment for third parties and, to a lesser degree, acquired ownership rights to leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as “income” leases. For our other equipment leases, we financed the majority of the purchase price through borrowings from third parties. We refer to these leases as “growth” leases. These growth leases generated little or no current cash flow because substantially all of the rental payments received from the lessee was used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price.

We began our liquidation period on December 20, 2005.  During our liquidation period, we are selling and will continue to sell our assets in the ordinary course of business.  As we sell our assets, both rental income and finance income will decrease over time as will expenses related to our assets such as depreciation and amortization expense. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and the debt is repaid to the lender. As leased equipment is sold, we will experience gains or losses on these sales. We will continue to liquidate our assets during this period and we expect to see a reduction in revenue and expenses accordingly.

At September 30, 2008, our portfolio, which we hold either directly or through joint venture investments with affiliates and others, consisted primarily of the following equipment subject to lease:

Energy Equipment

•	We have a 0.80% interest in the rights to the profits, losses and cash flows from an entity that owns a 50% interest in a mobile offshore drilling rig subject to a charter with Rowan Companies, Inc.

Manufacturing Equipment for Playgrounds

•
We own equipment on lease to Playcore Wisconsin, Inc. (“Playcore”), which is used in its manufacturing facility.  The lease is accounted for as a finance lease and is scheduled to expire on December 31, 2008.

Telecommunications Equipment

•
We have a 7.99% interest in ICON Global Crossing, LLC, which purchased telecommunications equipment from various venders that was then leased to Global Crossing Telecommunications, Inc. The lease is scheduled to expire on March 31, 2010.

Lease and Other Significant Transactions

Sale of Energy Equipment

•
During March 2000, we acquired a 50% interest in Gulf Coast Leasing, LLC (“Gulf Coast”), which acquired a 50% residual value interest in a mobile offshore drilling rig (“Cecil Provine”) subject to charter with an unaffiliated third party, which was on charter with Rowan Companies, Inc.  We invested $1,997,000. On July 7, 2008, the Cecil Provine was sold and we recognized net income and distributions from joint ventures of $27,689,220 and $29,686,000, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Accounting for Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On February 14, 2008, the FASB issued FSP No. 157-1, which amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157.  SFAS No. 157 and FSP 157-2 are effective for our financial statements beginning January 1, 2008. Our General Partner assessed the impact of SFAS No. 157 and concluded that there is no impact to the condensed consolidated financial statements or the notes to the condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  Our General Partner is currently evaluating the impact of SFAS No. 160 on our condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2008 (the “2008 Quarter”) and 2007 (the “2007 Quarter”)

Revenue for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Finance income	$20,752	$76,302	$(55,550)
Income from investments in joint ventures	27,744,301	53,563	27,690,738
Interest and other income	35,494	19,899	15,595

Total revenue	$27,800,547	$149,764	$27,650,783

Total revenue for the 2008 Quarter increased $27,650,783 as compared to the 2007 Quarter.  The increase was primarily due to the net income recognized on the investment in joint ventures of $27,689,220 from Gulf Coast.

Expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows:

	Three Months Ended September 30,
	2008	2007	Change
Depreciation and amortization	$-	$13,710	$(13,710)
General and administrative	59,450	91,875	(32,425)

Total expenses	$59,450	$105,585	$(46,135)

Total expenses for the 2008 Quarter decreased $46,135, or 43.7%, as compared to the 2007 Quarter.  The General and administrative expense reported in the 2007 Quarter reflects fees of approximately $39,000 incurred in relation to the sale of a tug boat and barge on June 25, 2007, which were previously on charter to Keystone Great Lakes, Inc.

Net Income

As a result of the foregoing factors, net income for the 2008 Quarter and the 2007 Quarter was $27,741,097 and $44,179, respectively.  The net income per weighted average number of limited partnership units outstanding for the 2008 Quarter and the 2007 Quarter was $37.36 and $0.06, respectively.

Results of Operations for the Nine Months Ended September 30, 2008 (the “2008 Period”) and 2007 (the “2007 Period”)

Revenue for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Rental income	$-	$1,969,156	$(1,969,156)
Finance income	105,810	268,608	(162,798)
Income from investments in joint ventures	27,852,068	160,484	27,691,584
Net gain on sales of equipment	-	1,548,969	(1,548,969)
Interest and other income	37,135	31,111	6,024

Total revenue	$27,995,013	$3,978,328	$24,016,685

Total revenue for the 2008 Period increased $24,016,685 as compared to the 2007 Period.  The increase was primarily due to the net income recognized on the investment in joint ventures of $27,689,220 from Gulf Coast. The increase in total revenue was offset by a decrease in rental income, which was due to (i) the sale of the Aircraft on March 30, 2007 and (ii) the sale of a tug boat and barge on June 25, 2007.  In addition, the offset was also due to the net gain on sales of equipment during the 2007 Period, which was predominantly due to a gain of approximately $2,455,000 recognized on the sale of a tug boat and barge, partly offset by a loss of approximately $920,000 recognized on the sale of the Aircraft.

Expenses for the 2008 Period and the 2007 Period are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
Depreciation and amortization	$-	$581,352	$(581,352)
Interest	-	180,474	(180,474)
General and administrative	538,812	336,622	202,190

Total expenses	$538,812	$1,098,448	$(559,636)

Total expenses for the 2008 Period decreased $559,636, or 50.9%, as compared to the 2007 Period.  The decrease in depreciation and amortization was largely attributable to the sale of the Aircraft on March 30, 2007, which accounted for $540,220 of the change in depreciation expense.  The decrease in interest expense was primarily due to the extinguishment of debt upon the sale of (i) the Aircraft and (ii) a tug boat and barge on June 25, 2007.  The decrease in total expenses was partially offset by an increase in general and administrative expenses predominantly due to (i) expenses incurred or accrued for in the 2008 Period related to professional fees and (ii) State partnership taxes.

Minority Interest

Minority interest expense for the 2008 Period decreased $13,393, or 100%, as compared to the 2007 Period.  The decrease was due to the sale of the Aircraft on March 30, 2007.

Net Income

As a result of the foregoing factors, net income for the 2008 Period and the 2007 Period was $27,456,201 and $2,866,487, respectively.  The net income per weighted average number of limited partnership units outstanding for the 2008 Period and the 2007 Period was $36.98 and $3.86, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2008 compared to December 31, 2007.

Total Assets

Total assets decreased by $3,492,946 from $5,674,715 at December 31, 2007 to $2,181,769 at September 30, 2008. The decrease was primarily due to the distributions paid to our partners, which exceeded our cash inflows for the 2008 Period, as well as the increase in our general and administrative expenses. In addition, our $1,997,000 investment in Gulf Coast was returned to us as part of the distribution we received in connection with the sale of Cecil Provine during July 2008.

Current Assets

Current assets decreased by $1,220,534 from $2,160,402 at December 31, 2007 to $939,868 at September 30, 2008.  The decrease was primarily due to the $1,072,000 collection of rental payments for the Playcore lease. In addition, the distributions paid to our partners exceeded our cash inflows for the 2008 Period.

Total Liabilities

Total liabilities increased by $40,110 from $163,804 at December 31, 2007 to $203,914 at September 30, 2008.  The increase was primarily due to professional fees accrued during the 2008 Period.

Total Partners’ Equity

Total partners’ equity decreased by $3,533,056 from $5,510,911 at December 31, 2007 to $1,977,855 at September 30, 2008.  During our liquidation period, we are distributing substantially all distributable cash from operations and equipment sales to our partners, which amounted to $30,985,080 for the 2008 Period. This was offset by $27,456,201 of net income for the 2008 Period.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $350,401 and $604,745, respectively. During our liquidation period, our main source of cash is expected to be from operating and investing activities from the sale or disposal of our assets. Our main use of cash during the liquidation period is expected to be from financing activities, in the form of cash distributions to our partners.

Operating Activities

Sources of Cash

Sources of cash from operating activities increased $27,558,792 from $903,012 in the 2007 Period to $28,461,804 in the 2008 Period.  The increase was primarily due to the distributions we received from Gulf Coast of $27,689,220, which represents the net distribution after receiving a return of our $1,997,000 investment during the 2008 Period.

Investing Activities

Sources of Cash

Sources of cash from investing activities decreased $7,524,242 from $9,797,351 in the 2007 Period to $2,273,109 in the 2008 Period. The decrease was primarily due to the sale of the Aircraft and a tug boat and barge of approximately $9,465,000 during the 2007 Period, which was offset by the portion of the distribution we received from Gulf Coast of $1,997,000 as a return of our investment during the 2008 Period.

Uses of Cash

During the 2008 Period and the 2007 Period, we did not have any uses of cash in investing activities.

Financing Activities

Sources of Cash

During the 2008 Period and the 2007 Period, we did not have any sources of cash from financing activities.

Uses of Cash

Uses of cash in financing activities increased $20,523,125 from $10,466,132 in the 2007 Period to $30,989,257 in the 2008 Period. The increase was primarily due to an additional $20,944,948 of distributions paid to our partners in the 2008 Period.

Distributions

We paid monthly distributions to each of our partners beginning with the first month after each such partner was admitted through the termination of our reinvestment period, which was on December 20, 2005. During the liquidation period, we plan to make distributions pursuant to the terms of our amended and restated agreement of limited partnership (the “LP Agreement”). We expect that distributions made during the liquidation period will vary, depending on the timing of the sale of our assets, our receipt of rental income, and income from our investments. We paid distributions to our limited partners and our General Partner in the 2008 Period of $30,675,228 and $309,852, respectively.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, as well as the financial statements for our General Partner, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our General Partner’s disclosure controls and procedures were effective.

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

	Total Number of	Price Paid Per
	Limited Partnership	Limited Partnership
	Units Redeemed	Units
January 1, 2008 through January 31, 2008	-	$-
February 1, 2008 through February 29, 2008	-	$-
March 1, 2008 through March 31, 2008	140	$29.83
April 1, 2008 through April 30, 2008	-	$-
May 1, 2008 through May 31, 2008	-	$-
June 1, 2008 through June 30, 2008	-	$-
July 1, 2008 through July 31, 2008	-	$-
August 1, 2008 through August 31, 2008	-	$-
September 1, 2008 through September 30, 2008	-	$-

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

November 12, 2008

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2008

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

November 12, 2008

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

19