Form 10-K
period 2008-12-31
ICON INCOME FUND EIGHT /DE
filed 2009-03-27
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-54011

ICON Income Fund Eight A L.P. Liquidating Trust
 (Exact name of registrant as specified in its charter)

Delaware	26-6785739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, 4th Floor New York, New York	10011-1505
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.* Yes     No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                 Yes ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

There is no established market for equity interests of the registrant.

Number of outstanding beneficial interests of the Registrant on March 17, 2009 is 735,092.

DOCUMENTS INCORPORATED BY REFERENCE

None.

        *ICON Income Fund Eight A L.P. Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Eight A L.P. and files reports under the Commission file number for ICON Income Fund Eight A L.P., which filed a Form 15 on March 16, 2009, indicating its notice of termination of registration and filing requirements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	December 31,
	2008
	(unaudited)	2007
Current assets
Cash and cash equivalents	$437,613	$604,745
Net investment in finance lease	-	1,555,657

Total current assets	437,613	2,160,402

Non-current assets
Investments in joint ventures	983,100	3,346,186
Other non-current assets	168,124	168,127

Total non-current assets	1,151,224	3,514,313

Total Assets	$1,588,837	$5,674,715

Liabilities and Partners' Equity

Current liabilities
Accrued expenses and other current liabilities	$33,600	$163,804

Total Liabilities	33,600	163,804

Commitments and contingencies

Partners' Equity
General Partner	(632,371)	(592,856)
Limited Partners	2,187,608	6,103,767

Total Partners' Equity	1,555,237	5,510,911

Total Liabilities and Partners' Equity	$1,588,837	$5,674,715

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	Years Ended December 31,
	2008
	(unaudited)	2007	2006
Revenue:
Rental income	$-	$1,969,156	$7,236,254
Finance income	118,343	331,818	645,483
Income from investments in joint ventures	27,906,786	215,269	219,075
Net gain on sales of equipment	-	1,535,576	19,650
Interest and other income	37,213	32,629	27,549

Total revenue	28,062,342	4,084,448	8,148,011

Expenses:
Management fees - General Partner	-	-	174,711
Administrative expense (refunds) reimbursement -
General Partner	-	(192,000)	139,079
Depreciation and amortization	-	496,447	3,033,905
Interest	-	180,474	548,436
Impairment loss	-	-	257,440
General and administrative	564,687	353,104	469,124

Total expenses	564,687	838,025	4,622,695

Income before minority interest	27,497,655	3,246,423	3,525,316

Minority interest	-	(1,093)	308,559

Net income	$27,497,655	$3,247,516	$3,216,757

Net income allocable to:
Limited Partners	$27,222,678	$3,215,041	$3,184,589
General Partner	274,977	32,475	32,168

	$27,497,655	$3,247,516	$3,216,757

Weighted average number of units of limited
partnership interests outstanding	735,121	735,232	735,351

Net income per weighted average unit of limited
partnership interests	$37.03	$4.37	$4.33

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity

	Units of Limited			Total
	Partnership	Limited	General	Partners'
	Interests	Partners	Partner	Equity
Balance, January 1, 2006	736,882	$13,676,869	$(517,128)	$13,159,741

Net income	-	3,184,589	32,168	3,216,757
Units of limited partnership interests redeemed	(1,650)	(77,210)	-	(77,210)
Cash distributions to partners	-	(3,496,273)	(35,328)	(3,531,601)

Balance, December 31, 2006	735,232	13,287,975	(520,288)	12,767,687

Net income	-	3,215,041	32,475	3,247,516
Units of limited partnership interests redeemed	-	-	-	-
Cash distributions to partners	-	(10,399,249)	(105,043)	(10,504,292)

Balance, December 31, 2007	735,232	6,103,767	(592,856)	5,510,911

Net income	-	27,222,678	274,977	27,497,655
Units of limited partnership interests redeemed	(140)	(4,177)	-	(4,177)
Cash distributions to partners	-	(31,134,660)	(314,492)	(31,449,152)

Balance, December 31, 2008 (unaudited)	735,092	$2,187,608	$(632,371)	$1,555,237

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008
	(unaudited)	2007	2006
Cash flows from operating activities:
Net income	$27,497,655	$3,247,516	$3,216,757
Adjustments to reconcile net income to net cash provided by
operating activities:
Rental income paid directly to lenders by lessees	-	(1,969,156)	(7,236,254)
Finance income	(118,343)	(331,818)	(645,483)
Net gain on sales of equipment	-	(1,535,576)	(19,650)
Income from investments in joint ventures	(27,906,786)	(215,269)	(219,075)
Depreciation and amortization	-	496,447	3,033,905
Interest expense on non-recourse financing paid directly
to lenders by lessees	-	180,474	548,436
Impairment loss	-	-	257,440
Minority interest	-	(1,093)	308,559
Changes in operating assets and liabilities:
Collection of finance lease	1,474,000	1,624,001	2,418,072
Other assets	3	(36,917)	36,061
Due to General Partner and affiliates, net	-	(143,112)	120,324
Accrued expenses and other current liabilities	(130,204)	(75,497)	(137,000)
Distributions to/from minority interest holders and joint ventures	27,906,786	217,038	-

Net cash provided by operating activities	28,723,111	1,457,038	1,682,092

Cash flows from investing activities:
Proceeds from sales of equipment	200,000	9,523,555	40,278
Distributions received from joint ventures	2,363,086	371,543	504,896

Net cash provided by investing activities	2,563,086	9,895,098	545,174

Cash flows from financing activities:
Cash distributions to partners	(31,449,152)	(10,504,292)	(3,531,601)
Distributions to minority interest holders in joint ventures	-	(426,000)	-
Due to General Partner and affiliates, net	-	-	145,000
Units of limited partnership interests redeemed	(4,177)	-	(77,210)

Net cash used in financing activities	(31,453,329)	(10,930,292)	(3,463,811)

Net (decrease) increase in cash and cash equivalents	(167,132)	421,844	(1,236,545)
Cash and cash equivalents, beginning of the year	604,745	182,901	1,419,446

Cash and cash equivalents, end of year	$437,613	$604,745	$182,901

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008
	(unaudited)	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$18,688	$-

Supplemental disclosure of non-cash investing and financing activities:
Principal and interest paid on non-recourse long-term debt
directly to lenders by lessees	$-	$7,154,362	$6,276,095

See accompanying notes to the consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(unaudited)

(1)	Organization

ICON Income Fund Eight A L.P. (the “Partnership”) was formed on July 9, 1997 as a Delaware limited partnership. The Partnership was engaged in one business segment, the business of purchasing equipment and leasing it to third parties, providing equipment and other financing and, to a lesser degree, acquiring ownership rights of leased equipment at lease expiration. On March 16, 2009, the Partnership transferred all of its assets and liabilities to ICON Income Fund Eight A L.P. Liquidating Trust, a Delaware Statutory Trust (the “Liquidating Trust”), and filed Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the Partnership’s limited partnership interests under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and announced that it would cease filing reports under the Exchange Act. The General Partner will issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to the Partnership.  The Partnership’s financial statements have been audited for the years ended December 31, 2007 and 2006, however, the Partnership did not engage independent auditors to perform an audit on the consolidated financial statements contained herein.  Additionally, the Partnership did not engage independent auditors to perform procedures on the audited consolidated financial statements since April 9, 2008.

The Partnership began its liquidation period on December 20, 2005. During the liquidation period, the Partnership distributed substantially all distributable cash from operations and equipment sales to the partners and continued the orderly termination of its operations and affairs.  The Partnership did not invest in any additional financing or lease transactions during the liquidation period.

The general partner of the Partnership is ICON Capital Corp. (the “General Partner”), a Delaware corporation. The General Partner manages and controls the business affairs of the Partnership, including, but not limited to, the equipment leases and other financing transactions that the Partnership entered into pursuant to the terms of the Partnership’s limited partnership agreement as amended (the “LP Agreement”).  Additionally, the General Partner has a 1% interest in the profits, losses, cash distributions and liquidation proceeds of the Partnership.

The Partnership's maximum offering was $75,000,000. The Partnership commenced business operations on its initial closing date, October 14, 1998, with the admission of investors holding 12,000 units of limited partnership interests (the “Units”), representing $1,200,000 of capital contributions.  Between October 15, 1998 and May 17, 2000, the final closing date, 737,965 additional Units were sold representing $73,796,504 of capital contributions, bringing the total sale of Units to 749,965 representing $74,996,504 of capital contributions.  From 1998 through 2008, the Partnership redeemed 14,873 Units, leaving 735,092 Units outstanding at December 31, 2008.

Partners’ capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions.  Profits, losses, cash distributions and liquidation proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has (a) received cash distributions and liquidation sufficient to reduce their adjusted capital account to zero and (b) received, in addition, other distributions and allocations that would provide an 8% per year cumulative return on their outstanding adjusted capital account. After such time, distributions will be allocated 90% to the limited partners and 10% to the General Partner.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(unaudited)

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The consolidated financial statements include the accounts of the Partnership and its majority- owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership accounts for its noncontrolling interests in joint ventures where the Partnership has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Partnership accounts for investments in joint ventures where the Partnership has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Partnership's original investments are recorded at cost and any distributions received are recorded as revenue.  All of the Partnership's investments in joint ventures are subject to its impairment review policy.

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

The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Allowance for Doubtful Accounts

When evaluating the adequacy of the allowance for doubtful accounts, the Partnership estimates the uncollectibility of receivables by analyzing lessee, borrower and other counterparty concentrations, creditworthiness and current economic trends. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.  No allowance was deemed necessary at December 31, 2008 and 2007.

      Unguaranteed Residual Values

The Partnership carries its investments in unguaranteed residual values at cost. The net book value is equal to or less than fair value at each reporting period and is subject to the Partnership's impairment review policy.

Revenue Recognition

The Partnership leased equipment to third parties and each such lease is classified as either a finance lease or an operating lease, which is based upon the terms of each lease.  For a finance lease, initial direct costs were capitalized and amortized over the term of the related lease.  For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(unaudited)

(2)	Summary of Significant Accounting Policies– continued

For finance leases, the Partnership recorded, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.  Unearned income represented the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables were included in accounts receivable until collected.  Accounts receivable is stated at its estimated net realizable value.  Deferred income is the difference between the timing of the cash payments and the income recognized on a straight-line basis.

The General Partner has an investment committee that approves each new equipment lease and  other financing transaction.  As part of its process, it determined the residual value, if any, to be used once the investment was approved.  The factors considered in determining the residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated.  Residual values are reviewed for impairment in accordance with the Partnership’s impairment review policy.

Per Unit Data

Net income (loss) per Unit is based upon the weighted average number of Units outstanding during the year.

Unit Redemptions

The Partnership may, at its discretion, redeem Units from a limited number of its limited partners, as provided for in its LP Agreement. The redemption price for any Units approved for redemption is based upon a formula, as provided in the LP Agreement.  Limited partners were required to hold their Units for at least one year before redemptions will be permitted.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The General Partner is currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(unaudited)

(3)	Net Investment in Finance Lease

Net investments in finance lease consisted of the following at December 31, 2008 and 2007:

	2008	2007

Minimum rents receivable	$-	$1,474,000
Estimated residual value	-	200,000
Unearned income	-	(118,343)

Net investment in finance lease	$-	$1,555,657

The Partnership had an investment in a finance lease with Regus Business Centre Corp. (“Regus”), which leased office, telecommunications and computer equipment from the Partnership under the terms of a finance lease entered into in August 2000. On February 28, 2007, the lease expired and Regus purchased the equipment pursuant to a purchase option.

During December 2005, the Partnership purchased from and simultaneously leased back certain manufacturing equipment to Playcore Wisconsin, Inc. (“Playcore”) for a purchase price of $4,040,000. The equipment was subject to a 36-month lease that commenced on January 1, 2006. On December 11, 2008, the Partnership sold the equipment to Playcore pursuant to a purchase option at lease expiration for $200,000. There was no gain or loss recognized on this transaction. The Partnership received a total of approximately $5,200,000 on this investment from rental payments and sale proceeds.

(4)	Investments in Joint Ventures

Gulf Coast Leasing, LLC

During March 2000, the Partnership acquired a 50% ownership interest in Gulf Coast Leasing, LLC (“Gulf Coast”), which acquired a 50% residual value interest in a mobile offshore drilling rig (the “Cecil Provine”) subject to charter with an unaffiliated third-party. The Partnership invested $1,997,000.  On June 6, 2008, the Partnership was informed that the owner trustee of the trust entered into an agreement, dated as of May 30, 2008, to sell the rig to an unaffiliated third-party for $119,000,000. All of the rental payments under the lease were used to service the non-recourse debt that was incurred to acquire the equipment, which matured on June 23, 2008. The renewal term of the charter also expired on June 23, 2008, however, the owner trustee and the charterer extended the renewal term of the charter from June 27, 2008 to and including July 7, 2008 without any additional payment of charter hire. On July 7, 2008, Gulf Coast sold its residual value interest.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(unaudited)

(4)	Investments in Joint Ventures - continued

Information as to the results of operations of Gulf Coast for the years ended December 31, 2008 and 2007, respectively, is summarized below:

	2008	2007
Total revenue	$59,514,000	$-
Net income	$55,378,440	$-
Partnership's share of net income	$27,689,220	$-

ICON Global Crossing, LLC

On November 17, 2005, the Partnership, along with ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original ownership interests of 12%, 44% and 44%, respectively, to purchase telecommunications equipment. On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,734,000 to ICON Global Crossing, which changed the ownership interests for the Partnership, Fund Ten and Fund Eleven to 7.99%, 30.62% and 61.39%, respectively.  The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which the Partnership’s share was approximately $2,008,000.

Between February and April 2006, ICON Global Crossing purchased telecommunications equipment that is subject to a lease with Global Crossing.  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

Information as to the results of operations of ICON Global Crossing for the years ended December 31, 2008 and 2007, respectively, is summarized below:

	2008	2007
Total revenue	$7,304,794	$7,341,311
Net income	$2,722,983	$2,703,981
Partnership's share of net income	$217,566	$216,048

(5)	Transactions with Related Parties

In accordance with the terms of the LP Agreement, the Partnership paid the General Partner (i) management fees ranging from 1% to 7%, based on a percentage of the rentals recognized either directly by the Partnership or through its joint ventures and (ii) acquisition fees, through the end of the reinvestment period, of 3% of the gross value of the Partnership’s investments.  In addition, the General Partner was reimbursed for certain administrative expenses incurred in connection with the Partnership’s operations.

The General Partner performed certain services relating to the management of the Partnership’s equipment leasing and other financing activities. Such services included, but are not limited to, the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaising with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

ICON Income Fund Eight A L.P.
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(unaudited)

(5)	Transactions with Related Parties - continued

Administrative expense reimbursements are costs incurred by the General Partner or its affiliates that are necessary to the Partnership’s operations.  These costs included the General Partner’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that were charged to the Partnership based upon the percentage of time such personnel dedicated to the Partnership.  Excluded were salaries and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

Although the General Partner continues to provide these services, effective April 1, 2006, the General Partner waived its rights to all future management fees and administrative expense reimbursements.

The General Partner also has a 1% interest in the Partnership’s profits, losses, cash distributions and liquidation proceeds. The Partnership paid distributions to the General Partner of $314,492, $105,043 and $35,328, for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, the General Partner’s interest in the Partnership’s net income was $274,977, $32,475 and $32,168, for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)	Commitments and Contingencies

The Partnership has a 0.8% ownership interest in the profits, losses, and cash flows from its limited partnership interest in an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. The fair value of this interest was determined using an appraisal and cash flow analysis.

(7)	Subsequent Events

On February 13, 2009, the Partnership monetized its interest in ICON Global Crossing by issuing a non-recourse note to AIM Financial Corporation, an unaffiliated party, in the amount of approximately $980,000, which amount represented the discounted present value of the future rental streams the Partnership expected to receive with respect to its interest in the joint venture. Interest on the unpaid principal balance of the note accrues at a rate of 15% per year. In the event of a default, interest on the unpaid principal balance of the note will accrue at 17% per year.

On March 1, 2009, proceeds of approximately $900,000, or approximately $1.22 per Unit, of the proceeds received from the Partnership monetizing its investment in Global Crossing were distributed to the Partnership’s limited partners.

On March 16, 2009, all of the Partnership’s assets and liabilities were transferred to the Liquidating Trust and a certificate of cancellation of the Partnership was filed with the Secretary of State of Delaware, terminating the Partnership’s existence. As of March 16, 2009, the Partnership’s units of general and limited partnership interests were exchanged for an equal number of beneficial interests in the Liquidating Trust and all partners in the Partnership became beneficiaries of the Liquidating Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

File No. 333-54011
ICON Capital Corp.
Managing Trustee of the Registrant

Dated: March 27, 2009

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

ICON Capital Corp.
Managing Trustee of the Registrant

Date: March 27, 2009

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

/s/ Anthony Branca
Anthony Branca
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Thomas W. Martin
Thomas W. Martin
Chairman

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrant which have not registered securities pursuant to Section 12 of the Act.  No Annual Report or proxy material has been sent to security holders.

12