Form 10-K
period 2009-12-31
ICON INCOME FUND EIGHT /DE
filed 2010-03-25
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transitional period from ____________________ to             __________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*Yes     No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer   Non-accelerated filer  ☑      Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.  There is no established market for the beneficial interests of the registrant.

Number of outstanding beneficial interests of the registrant on March 19, 2010 is 735,092.

DOCUMENTS INCORPORATED BY REFERENCE
None.

        *ICON Income Fund Eight A L.P. Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Eight A L.P. and files reports under the Commission file number for ICON Income Fund Eight A L.P., which filed a Form 15 on March 16, 2009, indicating its notice of termination of registration and filing requirements.

Page

Statement of Net Assets (Liquidation Basis) at December 31, 2009 (unaudited)	1

Statement of Changes in Net Assets (Liquidation Basis) for the Period from March 16, 2009 (Commencement of Operations) through December 31, 2009 (unaudited)	2

Statement of Cash Flows (Liquidation Basis) for the Period from March 16, 2009 (Commencement of Operations) through December 31, 2009 (unaudited)	3

Notes to Financial Statements (unaudited)	4

Signatures	9

Certification of Co-Chief Executive Officer	10

Certification of Co-Chief Executive Officer	11

Certification of Chief Financial Officer	12

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Statement of Net Assets (Liquidation Basis)
(unaudited)

Assets

December 31,
2009
Current assets
Cash	$229,616

Total current assets	229,616

Non-current assets
Investment in joint venture	608,831
Other non-current assets	171,904

Total non-current assets	780,735

Total Assets	1,010,351

Liabilities

Current liabilities
Current portion of non-recourse term loan	594,597
Accrued expenses and other current liabilities	25,146

Total Liabilities	619,743

Commitments and contingencies

Net Assets in Liquidation	$390,608

See accompanying notes to financial statements.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Statement of Changes in Net Assets (Liquidation Basis)
(unaudited)

For the period from March 16, 2009
(Commencement of Operations)
through December 31, 2009
Revenue:
Income from investment in joint venture	$168,028
Interest and other income	95,185

Total revenue	263,213

Expenses:
Interest	92,064
General and administrative	92,733

Total expenses	184,797

Net income	78,416

Distribution of assets to beneficiaries	(454,793)

Net Assets in Liquidation at March 16, 2009	766,985

Net Assets in Liquidation at December 31, 2009	$390,608

See accompanying notes to financial statements.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Statement of Cash Flows (Liquidation Basis)
(unaudited)

For the period from March 16, 2009
(Commencement of Operations)
through December 31, 2009
Cash flows from operating activities:
Net income	$78,416
Adjustments to reconcile net income to net cash used in
operating activities:
Income from investment in joint venture	(168,028)
Changes in operating assets and liabilities:
Other assets	(3,780)
Due to affiliates	(468,307)
Accrued expenses and other current liabilities	360
Distributions from joint venture	168,028

Net cash used in operating activities	(393,311)

Cash flows from investing activities:
Distributions received from joint venture	299,598

Net cash provided by investing activities	299,598

Cash flows from financing activities:
Cash distributions to partners	(454,793)
Repayment of non-recourse term loan	(351,758)

Net cash used in financing activities	(806,551)

Net decrease in cash	(900,264)
Cash, beginning of period	1,129,880

Cash, end of period	$229,616

For the period from March 16, 2009
(Commencement of Operations)
through December 31, 2009
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$89,241
Transfer of Net Assets from ICON Income Fund Eight A L.P.
to ICON Income Fund Eight A L.P. Liquidating Trust	$766,985

See accompanying notes to financial statements.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2009
(unaudited)

(1)	Purpose of Liquidating Trust

ICON Income Fund Eight A L.P. Liquidating Trust, a Delaware Statutory Trust, was formed on February 18, 2009 (the “Liquidating Trust”). The Liquidating Trust is governed by a Liquidating Trust Agreement that appointed ICON Capital Corp. as managing trustee of the Liquidating Trust (the “Managing Trustee”). The Liquidating Trust’s two assets are an investment in ICON Global Crossing, LLC and an interest in the rights to the profits, losses and cash flows from an entity that has an investment in North Sea (Connecticut) Limited Partnership (“North Sea”), if and when received.  These assets were transferred to the Liquidating Trust from ICON Income Fund Eight A L.P. (“Fund Eight A”) as of March 16, 2009 (Commencement of Operations) in order to reduce the expenses incurred by Fund Eight A and to maximize potential distributions to investors. As there is no equity in a Liquidating Trust, no statements of changes in members’ equity are presented.  On March 16, 2009, all general and limited partnership interests in Fund Eight A were exchanged for an equal number of beneficial interests in the Liquidating Trust.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Liquidating Trust have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The financial statements include the accounts of the Liquidating Trust.

The Liquidating Trust accounts for its noncontrolling interests in joint ventures where the Liquidating Trust has influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, the Liquidating Trust's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.  The Liquidating Trust accounts for investments in joint ventures where the Liquidating Trust has virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, the Liquidating Trust's original investments are recorded at cost and any distributions received are recorded as revenue.

Cash

The Liquidating Trust's cash is held principally at one financial institution and at times may exceed insured limits. The Liquidating Trust has placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Income Taxes

The Liquidating Trust is taxed as a partnership for federal and State income tax purposes.  No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual beneficiaries rather than the Liquidating Trust. The Liquidating Trust's income tax returns are subject to examination by the federal and State taxing authorities, and changes, if any, could adjust the individual income tax of the beneficiaries.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2009
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In 2009, the Liquidating Trust adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the statement of net assets date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement did not have a significant impact on the Liquidating Trust’s financial statements.

In 2009, the Liquidating Trust adopted Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” which establishes the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standard documents and is the single source of authoritative non-governmental US GAAP.  All other accounting literature not included in the Codification is considered non-authoritative.  This accounting standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change or alter existing US GAAP and it did not result in a change in accounting practices for the Liquidating Trust upon adoption.  The Liquidating Trust has conformed its financial statements and related notes to the new Codification for the period from March 16, 2009 (Commencement of Operations) through December 31, 2009.

(3)	Investment in Joint Venture

ICON Global Crossing, LLC

On November 17, 2005, Fund Eight A, along with ICON Income Fund Ten, LLC (“Fund Ten”) and ICON Leasing Fund Eleven, LLC (“Fund Eleven”), both affiliates of the Managing Trustee, formed ICON Global Crossing, LLC (“ICON Global Crossing”), with original ownership interests of 12%, 44% and 44%, respectively, to purchase telecommunications equipment. On March 31, 2006, Fund Eleven made an additional capital contribution of approximately $7,734,000 to ICON Global Crossing, which changed the ownership interests for Fund Eight A, Fund Ten and Fund Eleven to 7.99%, 30.62% and 61.39%, respectively.  The total capital contributions made to ICON Global Crossing as of December 31, 2006 were approximately $25,131,000, of which Fund Eight A’s share was approximately $2,008,000.

During February and April 2006, ICON Global Crossing purchased telecommunications equipment subject to a lease with Global Crossing Telecommunications, Inc. (“Global Crossing”).  The purchase price, inclusive of initial direct costs, was approximately $25,278,000.  The equipment is subject to a 48-month lease that commenced on April 1, 2006.

On February 13, 2009, Fund Eight A monetized its interest in ICON Global Crossing by issuing a non-recourse note to AIM Financial Corporation (“AIM”), an unaffiliated party, in the amount of approximately $980,000, which amount represented the discounted present value of the future rental streams Fund Eight A expected to receive with respect to its interest in the joint venture. Interest on the unpaid principal balance of the note accrues at a rate of 15% per year. In the event of a default, interest on the unpaid principal balance of the note will accrue at 17% per year.  The non-recourse note matures on April 5, 2010.

On March 1, 2009, Fund Eight A distributed to its limited partners approximately $900,000, or approximately $1.22 per unit of limited partnership interest, in proceeds received from monetizing its investment in Global Crossing.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2009
(unaudited)

(3)	Investment in Joint Venture - continued

On September 30, 2009, ICON Global Crossing sold certain telecommunications equipment on lease to Global Crossing back to it for a purchase price of $5,493,000 and removed the equipment from the Global Crossing lease.  The transaction was effected in order to redeem Fund Eleven’s 61.39% ownership interest in ICON Global Crossing.  The sale proceeds have been paid to Fund Eleven and its ownership interest in ICON Global Crossing was assigned 12.7% to the Liquidating Trust and 48.69% to Fund Ten, which adjusted the Liquidating Trust’s and Fund Ten’s ownership interests in ICON Global Crossing to 20.69% and 79.31%, respectively.

(4)	Interest in Energy Equipment

The Liquidating Trust has a right in and to 0.8% of the profits, losses, and cash flows from an affiliate's limited partnership interest in North Sea, an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. (the “Charterer”).

The Charterer had entered into a charter with the owner trustee of the drilling rig, which had a semi-annual charter hire of approximately $2,600,000 during the fixed rate renewal term, which was scheduled to expire on March 15, 2008.

On October 5, 2005, the Charterer notified the owner trustee of the rig that an “Event of Loss” occurred with respect to the rig in September 2005 as a result of Hurricane Rita.  The charter provides that the Charterer will pay to the lender (and upon satisfaction of all of the debt outstanding, to the owner trustee on behalf of North Sea) an amount equal to the “Stipulated Loss Value” of the rig.  The “Stipulated Loss Value” of the rig is determined according to the terms of the charter between the Charterer and the owner trustee of the rig.

In November 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that “Stipulated Loss Value” should be determined by “the value estimated in advance” of the renewal term of the charter, which amount was never documented or agreed upon by the parties.  North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter.  The appraisal procedure was completed and it was determined that the “Stipulated Loss Value” of the rig at the end of the charter was $80,235,317.

On or about May 22, 2006, the Charterer paid to North Sea (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the approximately $9,300,000 of outstanding non-recourse debt on the rig. On September 1, 2006, the Charterer and North Sea each filed motions for complete summary judgment.  On March 7, 2007, the Texas State Court issued its final judgment and an order of severance and consolidation with respect to the parties’ summary judgment motions.  In its final judgment, the Texas State Court (i) granted all of North Sea’s summary judgment motions that support the court’s related order for the Charterer to pay North Sea the approximately $60 million plus interest thereon that North Sea claimed as its damages, as well as $500,000 in attorneys’ fees, (ii) denied all of North Sea’s other summary judgment motions, except for those that were severed pursuant to the order of severance and consolidation, and (iii) denied all of the Charterer’s summary judgment motions.

The Charterer appealed the Texas State Court’s judgment and filed its appeals brief on November 7, 2007.  On March 31, 2009, by a two to one decision of the appellate panel, the Court of Appeals rendered its decision to reverse the Texas State Court’s decision.  On February 4, 2010, the Texas Court of Appeals denied North Sea’s motions for rehearing and reconsideration.  The Managing Trustee strongly disagrees with the decision of the appellate panel and continues to believe its interpretation of the charter agreement with the Charterer and the Texas State Court’s decision are both correct.  To that end, North Sea filed a petition to review the Court of Appeals decision in the Texas Supreme Court on March 22, 2010.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2009
(unaudited)

(4)	Interest in Energy Equipment - continued

The Managing Trustee and the other North Sea partners are working vigorously to have the Court of Appeals’ decision reconsidered and, if necessary, overturned as soon as practicable. While it is not possible at this stage to determine the likelihood of the outcome of the litigation, the Managing Trustee and the other North Sea partners believe that the Texas State Court’s decision is correct and the Managing Trustee is working with the other North Sea partners to vigorously pursue its claims and defend the court’s decision. Although the court initially ruled in North Sea’s favor, the final outcome of any appeal is uncertain. The appeals process may span several more years, during which time the Liquidating Trust expects to incur additional expenses and legal fees. If the Texas State Court’s decision is ultimately reversed on appeal, the matter could be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute.  A trial would require the Liquidating Trust and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims.  There is no certainty that a trial will result in a favorable verdict.  If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the beneficiaries of the Liquidating Trust.

As of December 31, 2009, the interest was approximately $168,000 and is included in other non-current assets in the accompanying statement of net assets.

(5)	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period from March 16, 2009 (Commencement of Operations) through December 31, 2009, as well as the financial statements for our Managing Trustee, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2009
(unaudited)

(5)	Controls and Procedures - continued

Our Managing Trustee’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Liquidating Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Liquidating Trust are being made only in accordance with authorizations of management and directors of the Liquidating Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Liquidating Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, our Managing Trustee used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”

Based on its assessment, our Managing Trustee believes that, as of December 31, 2009, its internal control over financial reporting is effective.

(6)	Subsequent Events

On March 17, 2010, the Liquidating Trust, through its wholly-owned subsidiary, ICON Global Crossing, and Global Crossing agreed to extend the lease which was set to expire on March 31, 2010.  The lease is now scheduled to expire on March 31, 2011.  In connection with the extension, ICON Global Crossing and Global Crossing agreed to fix the purchase option at $1 for each schedule of equipment.

In addition, on March 23, 2010, the note delivered by Fund Eight A to AIM was extended until March 31, 2011 to coincide with the expiration of the lease.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight A L.P. Liquidating Trust
(Registrant)

By: ICON Capital Corp.
      (Managing Trustee of the Registrant)

March 24, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 ICON Income Fund Eight A L.P. Liquidating Trust
(Registrant)

By: ICON Capital Corp.
       (Managing Trustee of the Registrant)

March 24, 2010

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President and Director (Co-Principal Executive Officer)

By: /s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer (Principal Accounting and Financial Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael A. Reisner, certify that:

1. I have reviewed this Annual Report on Form 10-K of ICON Income Fund Eight A L.P. Liquidating Trust (the “Liquidating Trust”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the periods presented in this report;

4. The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. This report discloses, based on our most recent evaluation of internal control over financial reporting:

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 24, 2010

/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
ICON Capital Corp.
Managing Trustee of ICON Income Fund Eight A L.P. Liquidating Trust

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Gatto, certify that:

1. I have reviewed this Annual Report on Form 10-K of ICON Income Fund Eight A L.P. Liquidating Trust (the “Liquidating Trust”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the periods presented in this report;

4. The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. This report discloses, based on our most recent evaluation of internal control over financial reporting:

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 24, 2010

/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
ICON Capital Corp.
Managing Trustee of ICON Income Fund Eight A L.P. Liquidating Trust

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony J. Branca, certify that:

1. I have reviewed this Annual Report on Form 10-K of ICON Income Fund Eight A L.P. Liquidating Trust (the “Liquidating Trust”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the Liquidating Trust as of, and for, the periods presented in this report;

4. The Liquidating Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Liquidating Trust and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Liquidating Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. This report discloses, based on our most recent evaluation of internal control over financial reporting:

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Liquidating Trust’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Liquidating Trust’s internal control over financial reporting.

Date: March 24, 2010

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
ICON Capital Corp.
Managing Trustee of ICON Income Fund Eight A L.P. Liquidating Trust

12