Form 10-K
period 2010-12-31
ICON INCOME FUND EIGHT /DE
filed 2011-03-24
CIK 1061134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Number of outstanding beneficial interests of the registrant on March 21, 2011 is 735,092.

DOCUMENTS INCORPORATED BY REFERENCE
None.

        *ICON Income Fund Eight A L.P. Liquidating Trust is the transferee of the assets and liabilities of ICON Income Fund Eight A L.P. and files reports under the Commission file number for ICON Income Fund Eight A L.P., which filed a Form 15 on March 16, 2009, indicating its notice of termination of registration and filing requirements.

Page

Statement of Net Assets (Liquidation Basis) at December 31, 2010 and 2009 (unaudited)	1

Statement of Changes in Net Assets (Liquidation Basis) for the year ended December 31, 2010 and for the Period from March 16, 2009 (Commencement of Operations) through December 31, 2009 (unaudited)	2

Statement of Cash Flows (Liquidation Basis) for the year ended December 31, 2010 and for the Period from March 16, 2009 (Commencement of Operations) through December 31, 2009 (unaudited)	3

Notes to Financial Statements (unaudited)	4

Signatures	9

Certification of Co-Chief Executive Officer	10

Certification of Co-Chief Executive Officer	11

Certification of Chief Financial Officer	12

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Statements of Net Assets (Liquidation Basis)
(unaudited)

Assets

	December 31,
	2010	2009
Current assets:
Cash	$8,731	$229,616

Total current assets	8,731	229,616

Non-current assets:
Investment in joint venture	112,261	608,831
Other non-current assets	178,004	171,904

Total non-current assets	290,265	780,735

Total Assets	298,996	1,010,351

Liabilities

Current liabilities:
Current portion of non-recourse term loan	124,538	594,597
Accrued expenses and other current liabilities	33,987	25,146

Total Liabilities	158,525	619,743

Commitments and contingencies

Net Assets in Liquidation	$140,471	$390,608

See accompanying notes to financial statements.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Statements of Changes in Net Assets (Liquidation Basis)
(unaudited)

		For the period from March 16, 2009
		(Commencement of Operations)
	Year Ended December 31, 2010	through December 31, 2009
Revenue:
Income from investment in joint venture	$25,599	$168,028
Interest and other income	-	95,185

Total revenue	25,599	263,213

Expenses:
Interest	51,061	92,064
General and administrative	224,675	92,733

Total expenses	275,736	184,797

Net (loss) income	(250,137)	78,416

Distribution of assets to beneficiaries	-	(454,793)

Net Assets in Liquidation at December 31, 2009 and March 16, 2009	390,608	766,985

Net Assets in Liquidation at December 31, 2010 and 2009	$140,471	$390,608

See accompanying notes to financial statements.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Statements of Cash Flows (Liquidation Basis)
(unaudited)

		For the period from March 16, 2009
		(Commencement of Operations)
	Year Ended December 31, 2010	through December 31, 2009
Cash flows from operating activities:
Net (loss) income	$(250,137)	$78,416
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from investment in joint venture	(25,599)	(168,028)
Changes in operating assets and liabilities:
Other assets	(6,100)	(3,780)
Due to affiliates	-	(468,307)
Accrued expenses and other current liabilities	8,841	360
Distributions from joint venture	25,599	168,028

Net cash used in operating activities	(247,396)	(393,311)

Cash flows from investing activities:
Distributions received from joint venture in excess of profits	496,570	299,598

Net cash provided by investing activities	496,570	299,598

Cash flows from financing activities:
Cash distributions to beneficiaries	-	(454,793)
Repayment of non-recourse term loan	(470,059)	(351,758)

Net cash used in financing activities	(470,059)	(806,551)

Net decrease in cash	(220,885)	(900,264)
Cash, beginning of period	229,616	1,129,880

Cash, end of period	$8,731	$229,616

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$57,750	$89,241
Transfer of Net Assets from ICON Income Fund Eight A L.P.
to ICON Income Fund Eight A L.P. Liquidating Trust	$-	$766,985

See accompanying notes to financial statements.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2010
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
December 31, 2010
(unaudited)

(2)	Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In 2010, the Liquidating Trust adopted the accounting pronouncement relating to variable interest entities, which requires assessments at each reporting period of which party within the variable interest entity is considered the primary beneficiary and requires a number of new disclosures related to variable interest entities. The adoption of this guidance did not have a material effect on the Liquidating Trust’s financial statements as of December 31, 2010.

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
December 31, 2010
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

On March 23, 2010, the non-recourse note with AIM was extended until March 31, 2011 to coincide with the expiration of the lease.

(4)	Interest in Energy Equipment

The Liquidating Trust has a right in and to 0.8% of the profits, losses, and cash flows from an affiliate’s limited partnership interest in North Sea, an entity that owns a 100% interest in a mobile offshore drilling rig that is subject to lease with Rowan Companies, Inc. (the “Charterer”).

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

On November 29, 2005, the Charterer commenced a declaratory judgment action in Texas State Court requesting that the court declare, among other things, that “Stipulated Loss Value” should be determined by “the value estimated in advance” of the renewal term of the charter, which amount was never documented or agreed upon by the parties.  North Sea immediately filed a counterclaim against the Charterer to, among other things, have the charter enforced in accordance with its terms, and the owner trustee of the rig initiated the appraisal procedure required under the charter.  The appraisal procedure was completed and it was determined that the “Stipulated Loss Value” of the rig at the end of the charter was $80,235,317.

On or about May 22, 2006, the Charterer paid (i) the March 2006 charter hire payment and (ii) the component of the “Stipulated Loss Value” of the rig represented by the present value of the remaining charter hire payments due to the lender, which amounts were used to fully satisfy the outstanding non-recourse debt on the rig.

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

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2010
(unaudited)

(4)	Interest in Energy Equipment - continued

The Charterer appealed the Texas State Court’s judgment and filed its appeals brief on November 7, 2007.  On March 31, 2009, by a two to one decision of the appellate panel, the Court of Appeals rendered its decision to reverse the Texas State Court’s decision.  On February 4, 2010, the Texas Court of Appeals denied North Sea’s motions for rehearing and reconsideration.

The Managing Trustee strongly disagrees with the decision of the appellate panel and continues to believe its interpretation of the charter agreement with the Charterer and the Texas State Court’s decision are both correct.  To that end, North Sea filed a petition to review the Court of Appeals decision in the Texas Supreme Court on March 22, 2010, and on July 12, 2010, North Sea also filed a brief in support of the Petition.  The Charterer filed its opposition to North Sea’s petition on October 1, 2010 and North Sea submitted its reply brief on November 2, 2010.

While it is not possible at this stage to determine the likelihood of the outcome, the Liquidating Trust and the other North Sea partners strongly disagree with the decision of the appellate panel and continue to believe that the Texas State Court’s decision is correct.  To that end, the Liquidating Trust is working with the other North Sea partners to vigorously pursue the Liquidating Trust’s claims and defend the Texas State Court’s decision.  Although the Texas State Court initially ruled in North Sea’s favor, the final outcome of any appeal is uncertain. The appeals process may span several more years, during which time the Liquidating Trust expects to incur additional expenses and legal fees.  If the Texas State Court’s decision is ultimately reversed on appeal, the matter could be remanded to the Texas State Court and could proceed to trial, which would further delay a resolution of the dispute.  A trial would require the Liquidating Trust and the other North Sea partners to devote significant resources, including substantial time and money, to the pursuit of North Sea’s claims.  There is no certainty that a trial will result in a favorable verdict.  If the Charterer prevails on appeal, it is anticipated that such a verdict would have a material adverse effect on the cash available for distribution to the beneficiaries of the Liquidating Trust.

As of December 31, 2010 and 2009, the interest in North Sea was valued at approximately $168,000 and is included in other non-current assets in the accompanying statements of net assets.

(5)	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, as well as the financial statements of the Liquidating Trust, the Liquidating Trust's Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of the Managing Trustee, including its Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Managing Trustee’s disclosure controls and procedures were effective.

ICON Income Fund Eight A L.P. Liquidating Trust
(A Delaware Statutory Trust)
Notes to Financial Statements
December 31, 2010
(unaudited)

(5)	Controls and Procedures - continued

In designing and evaluating the Managing Trustee’s disclosure controls and procedures, the Liquidating Trust’s Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  The Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

The Managing Trustee’s Co-Chief Executive Officers and Chief Financial Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Liquidating Trust financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

The Liquidating Trust’s Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Liquidating Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Liquidating Trust are being made only in accordance with authorizations of management and directors of the Liquidating Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Liquidating Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Liquidating Trust’s Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”

Based on its assessment, the Liquidating Trust’s Managing Trustee believes that, as of December 31, 2010, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in the Managing Trustee’s internal control over financial reporting during the period ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Income Fund Eight A L.P. Liquidating Trust
(Registrant)

By: ICON Capital Corp.
      (Managing Trustee of the Registrant)

March 24, 2011

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

March 24, 2011

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

c.
evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. The Liquidating Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the auditors and the board of directors of the Managing Trustee (or persons performing the equivalent functions):

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

Date: March 24, 2011

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

c.
evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. The Liquidating Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the auditors and the board of directors of the Managing Trustee (or persons performing the equivalent functions):

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

Date: March 24, 2011

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

c.
evaluated the effectiveness of the Liquidating Trust’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Liquidating Trust’s internal control over financial reporting that occurred during the Liquidating Trust’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Liquidating Trust’s internal control over financial reporting; and

5. The Liquidating Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the auditors and the board of directors of the Managing Trustee (or persons performing the equivalent functions):

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

Date: March 24, 2011

/s/ Anthony J. Branca
Anthony J. Branca
Chief Financial Officer
ICON Capital Corp.
Managing Trustee of ICON Income Fund Eight A L.P. Liquidating Trust

12